Form 10-Q
period 2009-06-30
Cullman Bancorp, Inc.
filed 2009-09-25
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 333-160167

Cullman Bancorp, Inc.

(Exact Name of Registrant as Specified in Charter)

Federal	63-0052835
(State of Other Jurisdiction of Incorporation)	(I.R.S Employer Identification Number)

316 Second Avenue S.W., Cullman, Alabama	35055
(Address of Principal Executive Officer)	(Zip Code)

256-734-1740

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

No shares of Common Stock, par value $.01 per share, were issued and outstanding as of September 21, 2009.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

Cullman Bancorp, Inc. (the “Registrant”), headquartered in Cullman, Alabama, is being formed to serve as the stock holding company for Cullman Savings Bank following the reorganization and stock offering as part of the mutual-to-stock conversion of Cullman Savings Bank. As of June 30, 2009, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN SAVINGS BANK

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, (Unaudited) 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$2,706	$1,947
Federal funds sold	2,991	6,979

Cash and cash equivalents	5,697	8,926
Securities available for sale	20,775	24,530
Loans, net of allowance of $706 and $472	167,554	165,243
Loans held for sale	291	245
Premises and equipment	10,516	10,679
Foreclosed real estate	765	860
Accrued interest receivable	1,083	1,178
Restricted equity securities	2,711	3,439
Bank owned life insurance	2,188	2,139
Other assets	482	146

Total assets	$212,062	$217,385

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$1,901	$112
Interest bearing	130,585	134,102

Total deposits	132,486	134,214
Federal Home Loan Bank advances	51,300	54,671
Long-term debt	860	860
Accrued interest payable and other liabilities	1,019	1,195

Total liabilities	185,665	190,940

Equity
Retained earnings, substantially restricted	26,525	26,501
Accumulated other comprehensive loss	(128)	(56)

Total equity	26,397	26,445

Total liabilities and equity	$212,062	$217,385

See accompanying notes to the consolidated financial statements

CULLMAN SAVINGS BANK

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Interest and dividend income:
Loans, including fees	$2,741	$2,845	$5,471	$5,666
Securities, taxable	262	314	543	584
Federal funds sold and other	1	75	3	162

Total interest income	3,004	3,234	6,017	6,412

Interest expense:
Deposits	826	1,118	1,736	2,323
Federal Home Loan Bank advances	539	609	1,080	1,193

Total interest expense	1,365	1,727	2,816	3,516

Net interest income	1,639	1,507	3,201	2,896

Provision for loan losses	106	25	231	75

Net interest income after provision for loan losses	1,533	1,482	2,970	2,821

Noninterest income:
Service charges on deposit accounts	113	128	229	228
Income on bank owned life insurance	24	35	49	36
Gain on sales of mortgage loans	68	143	144	174
Net gain (loss) on sales of securities	1	(17)	(1)	(17)
Impairment loss on securities	—	(510)	(725)	(510)
Other	6	16	25	30

	212	(205)	(279)	(59)

Noninterest expense:
Salaries and employee benefits	572	673	1,207	1,286
Occupancy and equipment	161	169	341	346
Data processing	112	121	240	241
Professional and supervisory fees	59	45	104	91
Office expense	30	30	60	64
Advertising	30	29	50	55
Other	220	82	330	158

	1,184	1,149	2,332	2,241

Income before income taxes	561	128	359	521
Income tax expense	195	223	335	369

Net income (loss)	$366	$(95)	$24	$152

See accompanying notes to the consolidated financial statements

CULLMAN SAVINGS BANK

Consolidated Statements of Equity and Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2009	26,501	(56)	26,445

Comprehensive income:
Net income	24		24
Unrealized holding losses net of tax, $42		(187)	(187)
Reclassification adjustment for losses realized in income net of tax, $0		115	115

Total comprehensive loss			(48)

Balance at June 30, 2009	$26,525	$(128)	$26,397

Balance at January 1, 2008	$26,205	$(121)	$26,084

Comprehensive income:
Net income	152		152
Unrealized holding losses net of tax, $122		(718)	(718)
Reclassification adjustment for losses realized in income net of tax, $6		521	521

Total comprehensive income			(45)

Balance at June 30, 2008	$26,357	$(318)	$26,039

See accompanying notes to the consolidated financial statements

CULLMAN SAVINGS BANK

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$24	$152
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	231	75
Depreciation and amortization, net	198	80
Deferred income taxes	(156)	(4)
Net loss on sale of securities	1	17
Impairment loss on securities	725	510
Loss on sale of other real estate	3	—
Income on bank owned life insurance	(49)	(36)
Gain on sale of mortgage loans	(144)	(174)
Mortgage loans originated for sale	(7,624)	(9,048)
Mortgage loans sold	7,722	8,133
Net change in operating assets and liabilities
Accrued interest receivable	95	(69)
Accrued interest payable and other	(110)	(242)
Other	145	251

Net cash from (used in) operating activities	1,061	(355)

Cash Flows From Investing Activities
Purchases of premises and equipment	—	(320)
Purchases of securities	(3,000)	(11,747)
Proceeds from maturities, paydowns and calls of securities	6,030	4,889
Proceeds from sale of securities	500	250
(Purchases) redemptions of restricted equity securities	117	(376)
Purchases of bank owned life insurance	—	(2,000)
Loan originations and payments, net	(2,838)	(5,695)

Net cash from (used in) investing activities	809	(14,999)

Cash Flows from Financing Activities
Net change in deposits	(1,728)	14,649
Proceeds from Federal Home Loan Bank Advances	—	10,000
Repayment of Federal Home Loan Bank Advances	(3,371)	(1,707)

Net cash from (used in) financing activities	(5,099)	22,942

Change in cash and cash equivalents	(3,229)	7,588
Cash and cash equivalents, beginning of year	8,926	4,148

Cash and cash equivalents, end of period	$5,697	$11,736

Supplemental cash flow information:
Interest paid	$2,926	$3,758
Income taxes paid	$493	$301

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$259	$790

See accompanying notes to the consolidated financial statements

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cullman Savings Bank have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of Cullman Savings Bank include the balances and results of operations of Cullman Savings Bank and its 99% ownership of Cullman Village Apartments (referred to herein as “the Bank,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Bank’s financial position as of June 30, 2009 and December 31, 2008 and the results of operations and cash flows for the interim periods ended June 30, 2009 and 2008. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Bank’s audited consolidated financial statements and notes thereto filed as part of Cullman Bancorp Inc.’s Prospectus dated August 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 21, 2009.

(2)	NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No.157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to our consolidated financial statements.

In October 2008, the Financial Accounting Standards Board issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted the provisions of FSP FAS 157-3 and such adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.

The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Bank adopted the provisions of the FSP in the second quarter; however, the adoption did not have a material effect on the results of operations of financial position.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Bank adopted the provisions of the FSP in the second quarter; however, the adoption did not have a material effect on the results of operations of financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Bank adopted the provisions of the FSP in the second quarter; however, the adoption did not have a material effect on the results of operations of financial position as it only required disclosures which are included in Note 5.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for us on January 1, 2008. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or subsequently.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The Bank adopted the provisions of FAS No. 160 on January 1, 2009 and such adoption did not have any impact on its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Audit Standards Section 411. We do not expect the adoption of SFAS 162 to have any impact on our results of operations or financial position.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. There was no impact of the adoption of this standard on our consolidated financial statements as none of our split dollar arrangements continue after retirement.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material to our results of operations or financial position.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 12(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. Cullman Savings Bank does not use the simplified method for share options and therefore SAB No. 110 will have no impact on Cullman Bancorp, Inc.’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Bank adopted the provisions of SFAS 165 on June 30, 2009 and such adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 seeks to improve financial reporting by enterprises involved with variable interest entities and also addresses the effects of SFAS 166 on certain provisions of SFAS 46(R). SFAS 167 is effective as of the beginning of the first annual reporting period that ends after November 15, 2009. The Bank does not expect the adoption of FAS 167 to have a material impact on its results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 is effective for annual or interim financial statements issued after September 15, 2009 and becomes the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. The pronouncement primarily impacts the way GAAP is referenced in financial statements and the Bank does not expect the adoption of this statement to have any impact on its consolidated financial statements.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(3)	SECURITIES AVAILABLE FOR SALE AND RESTRICTED EQUITY SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009 (Unaudited)
Debt securities:
U.S. Government and federal agency	$11,746	$34	$(150)	$11,630
Residential mortgage-backed, GSE	4,740	90	(5)	4,825
Residential mortgage-backed, private label	1,883	—	(172)	1,711
Ultra Short mortgage mutual fund	2,609	—	—	2,609

Total	$20,978	$124	$(327)	$20,775

December 31, 2008
Debt securities:
U.S. Government and federal agency	$13,845	$254	$—	$14,099
Residential mortgage-backed, GSE	5,372	73	(96)	5,349
Residential mortgage-backed, private label	2,179	—	(321)	1,858
Ultra Short mortgage mutual fund	3,224	—	—	3,224

Total	$24,620	$327	$(417)	$24,530

The Bank’s mortgage-backed securities are primarily issued by government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE. At June 30, 2009 and December 31, 2008, the Bank had only one private label mortgage-backed security.

Sales of available for sale securities during the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Proceeds	$250	$250	$500	$250
Gross gains	1	—	1	—
Gross losses	$—	$(17)	$(2)	$(17)

Tax benefit related to these losses was $0 and $6, respectively, for the three and six months ended June 30, 2009 and 2008.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Restricted equity securities at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	(Unaudited)
	2009	2008
Federal Home Loan Bank Stock	$2,711	$2,828
Silverton Stock	—	611

	$2,711	$3,439

The fair value of debt securities by contractual maturity at June 30, 2009 and December 31, 2008 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Estimated Fair Value
	June 30,	December 31,
	(Unaudited)
	2009	2008
Due from one to five years	$—	$508
Due from five to ten years	1,465	1,121
Due after ten years	10,165	12,470
Mutual fund	2,609	3,224
Mortgage-backed	6,536	7,207

Total	$20,775	$24,530

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of June 30, 2009 and December 31, 2008 were $8,628 and $8,188, respectively. At June 30, 2009 and year end 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies and the mutual fund investment, in an amount greater than 10% of retained earnings.

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2009
(Unaudited)
US Government and federal agency	$7,635	$(150)	$—	$—	$7,635	$(150)
Residential mortgage-backed, GSE	1,835	(5)	—	—	1,835	(5)
Residential mortgage-backed, private label	—	—	1,711	(172)	1,711	(172)

Total temporarily impaired	$9,470	$(155)	$1,711	$(172)	$11,181	$(327)

December 31, 2008
Residential mortgage-backed, GSE	1,851	(90)	334	(6)	1,851	(96)
Residential mortgage- backed, private label	1,858	(321)	—	—	2,192	(321)

Total temporarily impaired	$3,709	$(411)	$334	$(6)	$4,043	$(417)

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Unrealized losses on securities backed by the US Government or its agencies have not been recognized into net income because the issuer’s bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. The private label mortgage-backed security carries an AAA credit rating and consists of fully amortizing ARMs of 1-4 family, owner occupied homes. Management has the intent and ability to hold this security for the foreseeable future, and the decline in fair value is largely due to the overall lack of liquidity in the market. The fair value is expected to recover as liquidity in the market improves.

The Bank evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Bank may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The Bank’s mutual fund consists of investment in shares of Shay Ultra Short Mortgage Fund. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The Bank considered the length of time this investment had been impaired, the unpredictability for recovery to cost, and losses on sales of shares of the mutual fund during the three and six months ended June 30, 2009 and 2008. As a result, the Bank recorded an other-than-temporary pre-tax impairment loss on its mutual fund of $114 for the six months ended June 30, 2009 and $510 for the three and six months ended June 30, 2008. These amounts are reported in impairment loss on investments.

Restricted Equity Securities

The Bank invests in both Federal Home Loan Bank (FHLB) Stock and Silverton Bank Stock, both carried at cost and classified as restricted equity securities. Similar to available for sale securities, the Bank periodically evaluates these shares of stock for impairment based on ultimate recovery of par value. On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC created a bridge bank to take over the operations of Silverton Bank. The bridge bank allows former client banks of Silverton Bank to transition their correspondent banking needs to other providers.

The Bank has used Silverton Bank to provide certain correspondent services. Further, the Bank continues to have federal funds purchased accommodation with the bridge bank. There were no fed funds purchased as of June 30, 2009 with the bridge bank. Management is evaluating its alternatives regarding all correspondent services. In addition, the Bank holds investments in the common stock of Silverton Bank’s holding company, Silverton Financial Services, Inc. Based on Silverton Bank being placed into receivership, the Bank concluded that its investment in the securities of Silverton Financial Services, Inc. were impaired and accordingly recorded an estimated other-than-temporary impairment charge of $611, which is reported in impairment loss on securities for the six months ended June 30, 2009.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(4)	LOANS

The components of loans receivable at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	(Unaudited)
	2009	2008

Real estate loans:

One- to four-family	$81,743	$80,454

Multi-family	5,908	3,722

Commercial real estate	57,758	59,655

Construction	4,213	3,263

Total real estate loans	149,622	147,094

Commercial loans	6,607	6,592

Consumer loans	12,648	12,732

Total loans	168,877	166,418

Net deferred loan fees	(617)	(703)
Allowance for loan losses	(706)	(472)

Loans, net	$167,554	$165,243

Activity in the allowance for loan losses for the three and six months ended was as follows:

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Beginning balance	$599	$417	$472	$430

Provision for loan losses	106	25	231	75

Loans charged off	(1)	(28)	(1)	(93)

Recoveries	2	1	4	3

Ending balance	$706	$415	$706	$415

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Non-performing loans and troubled debt restructuring at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	(Unaudited)
	2009	2008

Loans past due 90 days and still on accrual	$—	$4

Non-accrual loans	797	124

Total non-performing loans	797	128

Troubled debt restructurings	—	1,271

Total non-performing loans and troubled debt restructurings	$797	$1,399

Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

At June 30, 2009 and December 31, 2008, SFAS 114 impaired loans were $4,836 and $4,060, respectively. Average balances of these impaired loans were $4,780 and $ 3,922, respectively, for the periods then ended. The allowance for loan loss allocated for impaired loans for June 30, 2009 and December 31, 2008 was $165 and $69, respectively. Interest income recognized and cash basis interest income during the impairment period in June 30, 2009 and December 31, 2008 was approximately $200 for both periods ended.

(5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2009 and December 31, 2008:

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below

Fair Value Measurements

at June 30, 2009 Using

Significant Other Observable Inputs (Level 2)
Assets:

Available for sale securities	$20,775

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measures at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

at June 30, 2009 Using

Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,836
Other real estate owned	765

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,001 with a valuation allowance of $165, resulting in an increase to the provision for loan losses of $96 for the six months ended June 30, 2009.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

at December 31, 2008 Using

Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities	$24,530

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

at December 31, 2008 Using

Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$3,991

Impaired loans, which are required to be measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,060, with a valuation allowance of $69, resulting in an additional provision for loan losses of $37 for the period ended December 31, 2008.

Fair value measurements for assets measured on a non-recurring basis at June 30, 2009 and December 31, 2008 included impaired loans and other real estate owned. SFAS 114 impaired loans are measured and reported at fair value. Accounting principles generally accepted in the United States of America require other real estate owned to be measured and reported at the lower of the carrying value of the related loan or the fair value of the collateral value less costs to sell.

The Bank estimated the fair values of impaired loans based upon the fair value of the underlying real estate collateral. The fair value of the real estate was based upon recent real estate appraisals that incorporate assumptions about what a willing investor would pay to acquire these real estate assets. These assumptions are largely derived from an analysis of comparable real estate sales in close proximity to the real estate being valued. The fair value of the other real estate owned was determined in the same manner as for impaired loans and includes the Bank’s estimate of costs to sell.

Many of the Bank’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Bank’s remaining on-balance sheet financial instruments at June 30, 2009 and December 31, 2008 are summarized below:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Securities available for sale	$20,775	$20,775	$24,530	$24,350
Loans, net	167,554	177,507	165,243	173,516
Loans held for sale	291	291	245	245
Restricted equity securities	2,711	N/A	3,439	N/A

Financial liabilities
Deposits	132,486	134,251	134,214	136,986
Federal Home Loan Bank Advances	51,300	54,367	54,671	59,477
Long-term debt	860	860	860	860

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(6)	SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 25, 2009, which is the date the Bank’s financial statements were issued.

Pursuant to the Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”) in which the Bank is reorganizing from a federally chartered mutual savings bank into a two-tier federal mutual holding company structure, the capital stock holding company, Cullman Bancorp, Inc. (“the Company”), began selling shares of its common stock on August 13, 2009. Approximately 43% of its to-be outstanding shares of common stock were offered to the public in a subscription offering, initially to eligible depositors, the Bank’s tax-qualified employee benefit plans, and certain other depositors and borrowers of the Bank. Those shares of common stock not sold in the subscription offering were offered to certain members of the general public in a community offering.

In addition, the Bank intends to contribute $100 in cash and up to 50,255 shares of common stock to a charitable foundation that the Bank is establishing in connection with the reorganization. The contribution of cash and shares of common stock will total $423 at the minimum of the offering range, up to a maximum contribution of $603 at the adjusted maximum of the offering range.

Following the completion of the reorganization, all depositors who had liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights, solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such liquidation rights with respect to the Mutual Holding Company. The reorganization and offering are expected to be completed in October 2009.

Offering costs will be deferred and reduce the proceeds from the shares sold. If the offering is not completed, all costs will be charged to expense. The Bank had incurred $282 in offering costs as of June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CULLMAN SAVINGS BANK

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations during the current United States economic recession;

•	our ability to manage the risk from the growth of our commercial real estate lending;

•	significant increases in our loan losses, exceeding our allowance;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	general economic conditions, either nationally or in our market area;

•	changes in consumer spending, borrowing and savings habits, including lack of consumer confidence in financial institutions;

•	potential increases in deposit assessments;

•	significantly increased competition among depository and other financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

•	legislative or regulatory changes, including increased banking assessments, that adversely affect our business and earnings; and

•	changes in our organization, compensation and benefit plans.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cullman Bancorp Inc.’s Prospectus dated August 12, 2009 , as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 21, 2009.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Our total assets decreased to $212.1 million at June 30, 2009 from $217.4 million at December 31, 2008. The decrease was due primarily to a decrease in securities available for sale, to $20.8 million at June 30, 2009 from $24.5 million at December 31, 2008, partially offset by an increase in net loans of $2.3 million, or 1.4%, to $167.6 million at June 30, 2009 from $165.2 million at December 31, 2008. The decrease in securities reflected the deployment of cash flows to fund the origination of new loans and $725,000 in other-than-temporary impairment losses on available-for-sale securities for the six months ended June 30, 2009. During the six months ended June 30, 2009, net loans continued to increase reflecting steady demand for loans in our market area and the low interest rate environment.

Deposits decreased to $132.5 million at June 30, 2009 from $134.2 million at December 31, 2008. The decrease in deposits reflected a $2.0 million, or 19.4%, decrease in money market deposits to $8.3 million at June 30, 2009 from $10.3 million at December 31, 2008. Certificates of deposit decreased to $78.9 million at June 30, 2009 from $80.0 million at December 31, 2008, as we sought to reduce this generally higher-costing funding source for our lending. Federal Home Loan Bank of Atlanta advances decreased to $51.3 million at June 30, 2009 from $54.7 million at December 31, 2008, reflecting the decreased need for this alternative funding source given the decrease in total assets during the six months ended June 30, 2009.

Total equity was $26.4 million at June 30, 2009 and December 31, 2008. A $72,000 increase in accumulated other comprehensive loss to $128,000 at June 30, 2009 from $56,000 at December 31, 2008, was partially offset by net income of $24,000 for the six months ended June 30, 2009.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For The Three Months Ended June 30
(Dollars in thousands)	2009				2008
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$168,117		$2,741	6.54%	$169,174		$2,845	6.75%
Securities available for sale	21,480		262	4.89%	25,604		314	4.92%
Other interest-earning assets	5,760		1	0.07%	9,177		75	3.28%

Total interest-earning assets	195,357		3,004	6.17%	203,955		3,234	6.36%

Noninterest earning assets	17,126				16,750

Total average assets	$212,483				$220,705

Liabilities and equity:
Interest-bearing liabilities:
Total interest-bearing deposits	$132,697		$826	2.50%	$138,577		$1,118	3.24%
FHLB advances	51,409		535	4.18%	53,085		604	4.56%
Other borrowings	860		4	1.87%	925		5	2.17%

Total interest-bearing liabilities	184,966		1,365	2.96%	192,587		1,727	3.60%

Noninterest-bearing liabilities	1,253				1,373

Total liabilities	186,219				193,960

Total equity	26,264				26,745

Total liabilities and equity	$212,483				$220,705

Net interest income			$1,639				$1,507

Interest rate spread				3.21%				2.76%

Net interest margin				3.36%				2.96%

Average interest-earning assets to average interest-bearing liabilities	1.06	x			1.06	x

	For The Six Months Ended June 30
(Dollars in thousands)	2009				2008
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$167,321		$5,471	6.59%	$167,450		$5,666	6.82%
Securities available for sale	21,872		543	5.01%	23,906		584	4.93%
Other interest-earning assets	6,608		3	0.09%	9,116		162	3.58%

Total interest-earning assets	195,801		6,017	6.23%	200,472		6,412	6.45%

Noninterest earning assets	17,568				15,242

Total average assets	$213,369				$215,714

Liabilities and equity:
Interest-bearing liabilities:
Total interest-bearing deposits	$133,046		$1,736	2.63%	$135,416		$2,323	3.46%
FHLB advances	51,732		1,070	4.17%	51,547		1,185	4.64%
Other borrowings	860		10	2.34%	925		8	1.74%

Total interest-bearing liabilities	185,638		2,816	3.08%	187,888		3,516	3.77%

Noninterest-bearing liabilities	1,203				1,311

Total average liabilities	186,841				189,199

Total equity	26,528				26,515

Total liabilities and equity	$213,369				$215,714

Net interest income			$3,201				$2,896

Interest rate spread				3.16%				2.68%

Net interest margin				3.32%				2.93%

Average interest-earning assets to average interest-bearing liabilities	1.05	x			1.07	x

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General. We recorded net income of $366,000 for the three months ended June 30, 2009 compared to a net loss of $95,000 for the three months ended June 30, 2008. The increase in net income reflected higher net interest income in the 2009 period compared to the 2008 period, as well as $510,000 of pretax other-than-temporary impairment losses on available-for-sale securities in the 2008 period compared to none in the same period in 2009

Interest Income. Interest income decreased to $3.0 million for the three months ended June 30, 2009 from $3.2 million for the three months ended June 30, 2008, reflecting a slight decrease in average interest-earning assets to $195.4 million for the 2009 period compared to $204.0 million for the 2008 period. In addition, the average yield on interest-earning assets decreased to 6.17% from 6.36%. The decrease in market interest rates contributed to the downward repricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $2.7 million for the three months ended June 30, 2009 from $2.8 million for the three months ended June 30, 2008, reflecting a decrease in the average balance of our loans to $168.1 million from $169.2 million and a decrease in the average yield on such loans, to 6.54% from 6.75%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased to $262,000 for the three months ended June 30, 2009 from $314,000 for the three months ended June 30, 2008, reflecting a decrease in the average balance of such securities to $21.5 million from $25.6 million, as well as a decrease in the average yield on such securities to 4.89% from 4.92%.

Interest Expense. Interest expense decreased $362,000, or 21.0%, to $1.4 million for the three months ended June 30, 2009 from $1.7 million for the three months ended June 30, 2008. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 2.96% in the 2009 period from 3.60% in the 2008 period, as well as a decrease in the average balance of such deposits and borrowings to $185.0 million for the 2009 period from $192.6 million for the 2008 period.

Interest expense on certificates of deposit decreased to $684,000 for the three months ended June 30, 2009 from $878,000 for the three months ended June 30, 2008, reflecting a decrease in the average balance of such certificates to $79.1 million from $81.2 million as well as a decrease in the average cost of such certificates to 3.46% from 4.33%. The decrease in the average cost of such certificates reflected the repricing in response to interest rate cuts initiated by the Federal Reserve Board and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits decreased to $147,000 for the three months ended June 30, 2009 from $243,000 for the three months ended June 30, 2008, reflecting a decrease of $5.7 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 1.14% from 1.70%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank of Atlanta, decreased to $539,000 for the three months ended June 30, 2009 from $609,000 for the three months ended June 30, 2008, as the average rate paid on such borrowings decreased to 4.14% from 4.53%, and the average balance of such borrowings decreased to $52.3 million from $54.0 million.

Net Interest Income. Net interest income increased to $1.6 million for the three months ended June 30, 2009 from $1.5 million for the three months ended June 30, 2008. The increase reflected an increase in our interest rate spread to 3.21% from 2.76%. The ratio of our interest earning assets to average interest bearing liabilities remained unchanged at 1.06X. Our net interest margin also increased to 3.36% from 2.96%. The increases in our interest rate spread and net interest margin reflected the continued repricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $106,000 for the three months ended June 30, 2009 compared to $25,000 for the three months ended June 30, 2008. The allowance for loan losses was $706,000 or 0.42% of total loans at June 30, 2009 compared to $415,000, or 0.24% of total loans at June 30, 2008. Total nonperforming assets were $1.6 million at June 30, 2009 compared to $1.5 million at June 30, 2008. While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors in the 2009 period to reflect further deterioration in the economy. This resulted in a higher provision and allowance for loan losses during the period. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2009 and 2008.

Noninterest Income. Noninterest income increased to $212,000 for the three months ended June 30, 2009 from ($205,000) for the three months ended June 30, 2008. The increase in noninterest income was due to $510,000 of pretax other-than-temporary impairment losses on available-for-sale securities in the 2008 period compared to no such losses in the 2009 period.

Noninterest Expense. Noninterest expense increased to $1.2 million for the three months ended June 30, 2009 from $1.1 million for the three months ended June 30, 2008. The increase in noninterest expense was primarily attributable to an increase to $220,000 from $82,000 in other expenses, attributable in part to an increase in FDIC deposit insurance premiums to $150,000 from $4,000 (including a $94,000 special assessment at June 30, 2009). This increase was partially offset by decreases in salaries and employee benefits to $572,000 from $673,000, occupancy and equipment expense to $161,000 from $169,000, and data processing expense to $112,000 from $121,000.

Income Tax Expense. The provision for income taxes was $195,000 for the three months ended June 30, 2009 compared to $223,000 for the three months ended June 30, 2008. Our effective tax rate was 34.8% for the three months ended June 30, 2009 compared to 174.2% for the three months ended June 30, 2008. The higher effective tax rate for the three months ended June 30, 2008 reflected the increase in pretax other-than-temporary impairment losses on available-for-sale securities. The impairment losses on securities are considered capital losses, and can only be used as a tax deduction for federal income tax purposes to the extent of capital gains.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008

General. Net income decreased to $24,000 for the six months ended June 30, 2009 from $152,000 for the six months ended June 30, 2008. The decrease reflected $725,000 of pretax other-than-temporary impairment losses on available-for-sale securities and restricted equity securities in the 2009 period compared to $510,000 in the 2008 period, as well as a higher provision for loan losses in the 2009 period compared to the 2008 period and higher FDIC deposit insurance premiums in 2009 compared to 2008.

Interest Income. Interest income decreased to $6.0 million for the six months ended June 30, 2009 from $6.4 million for the six months ended June 30, 2008, reflecting a decrease in average interest earning assets to $195.8 million for the 2009 period compared to $200.5 million for the 2008 period. In addition, the average yield on interest-earning assets decreased to 6.23% from 6.45%. The decrease in market interest rates contributed to the downward repricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $5.5 million for the six months ended June 30, 2009 from $5.7 million for the six months ended June 30, 2008, reflecting a decrease in the average balance of our loans to $167.3 million from $167.5 million and a decrease in the average yield on such loans, to 6.63% from 6.82%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased to $543,000 for the six months ended June 30, 2009 from $584,000 for the six months ended June 30, 2008, reflecting a decrease in the average balance of such securities to $21.9 million from $23.9 million, partially offset by an increase in the average yield on such securities to 5.03% from 4.93%.

Interest Expense. Interest expense decreased $699,000, or 19.9%, to $2.8 million for the six months ended June 30, 2009 from $3.5 million for the six months ended June 30, 2008. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 3.08% in the 2009 period from 3.77% in the 2008 period, as well as a decrease in the average balance of such deposits and borrowings to $185.6 million for the 2009 period from $187.9 million for the 2008 period.

Interest expense on certificates of deposit decreased to $1.4 million for the six months ended June 30, 2009 from $1.8 million for the six months ended June 30, 2008, reflecting a decrease in the average cost of such certificates to 3.56% from 4.57%, which more than offset an increase in the average balance of such certificates to $79.0 million from $78.8 million. The decrease in the average cost of such certificates reflected the repricing in response to interest rate cuts initiated by the Federal Reserve Board and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits decreased to $334,000 for the six months ended June 30, 2009 from $511,000 for the six months ended June 30, 2008, reflecting a decrease of $3.4 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 1.26% from 1.81%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank of Atlanta, decreased to $1.1 million for the six months ended June 30, 2009 from $1.2 million for the six months ended June 30, 2008, as the average rate paid on such borrowings, which decreased to 4.14% from 4.59%, more than offset a slight increase in the average balance of such borrowings to $52.6 million from $52.5 million.

Net Interest Income. Net interest income increased to $3.2 million for the six months ended June 30, 2009 from $2.9 million for the six months ended June 30, 2008. The increase reflected an increase in our interest rate spread to 3.16% from 2.68%. The ratio of our interest earning assets to average interest bearing liabilities decreased to 1.05X from 1.07X. Our net interest margin also increased to 3.32% from 2.93%. The increases in our interest rate spread and net interest margin reflected the continued repricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $231,000 for the six months ended June 30, 2009 compared to $75,000 for the six months ended June 30, 2008. The allowance for loan losses was $706,000 or 0.42% of total loans at June 30, 2009 compared to $415,000, or 0.24% of total loans at June 30, 2008. Total nonperforming assets were $1.6 million at June 30, 2009 compared to $1.5 million at June 30, 2008. While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors in the 2009 period to reflect further deterioration in the economy. This resulted in a higher provision and allowance for loan losses during the period. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended June 30, 2009 and 2008.

Noninterest Income. Noninterest income was ($279,000) for the six months ended June 30, 2009 and ($59,000) for the six months ended June 30, 2008. The results reflected $725,000 and $510,000 in pretax other-than-temporary impairment losses on available-for-sale securities in the 2009 period and the 2008 period, respectively. In addition, the lower noninterest income in the 2009 period reflected a $30,000 decrease in gain on sales of mortgage loans in the 2009 period.

Noninterest Expense. Noninterest expense increased to $2.3 million for the six months ended June 30, 2009 from $2.2 million for the six months ended June 30, 2008. The increase in noninterest expense was primarily attributable to an increase to $330,000 from $158,000 in other expenses, attributable in part to an increase in FDIC deposit insurance premiums to $187,000 from $7,000 (including a $94,000 special assessment at June 30, 2009). This increase was partially offset by decreases in salaries and employee benefits to $1.2 million from $1.3 million.

Income Tax Expense. The provision for income taxes was $335,000 for the six months ended June 30, 2009 compared to $369,000 for the six months ended June 30, 2008. Our effective tax rate was 93.3% for the six months ended June 30, 2009 compared to 70.8% for the six months ended June 30, 2008. The higher effective tax rate for the six months ended June 30, 2009 and 2008 reflected the increase in pretax other-than-temporary impairment losses on available for sale securities during those periods. Our effective tax rate is high in both periods because the impairment losses on securities are considered capital losses, and can only be used as a tax deduction for federal income tax purposes to the extent of capital gains.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Bank’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullman Savings Bank

Date: September 25, 2009

/s/ John A. Riley III
John A. Riley III
President & Chief Executive Officer

/s/ Michael Duke
Michael Duke
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of John A. Riley III, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Michael Duke, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of John A. Riley III, President and Chief Executive Officer, and Michael Duke, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.