Form 10-Q
period 2009-09-30
Cullman Bancorp, Inc.
filed 2009-11-06
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 000-53801

Cullman Bancorp, Inc.

(Exact Name of Registrant as Specified in Charter)

Federal	63-0052835
(State of Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

316 Second Avenue S.W., Cullman, Alabama	35055
(Address of Principal Executive Officer)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

2,512,750 shares of Common Stock, par value $.01 per share, were issued and outstanding as of November 6, 2009.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

On October 8, 2009, Cullman Bancorp, Inc. (the “Registrant”), headquartered in Cullman, Alabama, became the stock holding company for Cullman Savings Bank following the mutual-to-stock conversion of Cullman Savings Bank. As of September 30, 2009, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, the information presented in this quarterly report is for Cullman Savings Bank.

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN SAVINGS BANK

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,055	$1,947
Federal funds sold	7,990	6,979

Cash and cash equivalents	10,045	8,926
Securities available for sale	21,476	24,530
Loans, net of allowance of $709 and $472, respectively	171,506	165,243
Loans held for sale	278	245
Premises and equipment	10,455	10,679
Foreclosed real estate	1,006	860
Accrued interest receivable	1,132	1,178
Restricted equity securities	2,711	3,439
Bank-owned life insurance	2,215	2,139
Other assets	784	146

Total assets	$221,608	$217,385

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$15,186	$112
Interest bearing	125,811	134,102

Total deposits	140,997	134,214
Federal Home Loan Bank advances	51,204	54,671
Long-term debt	860	860
Accrued interest payable and other liabilities	1,441	1,195

Total liabilities	194,502	190,940

Equity
Retained earnings, substantially restricted	26,931	26,501
Accumulated other comprehensive income (loss)	175	(56)

Total equity	27,106	26,445

Total liabilities and equity	$221,608	$217,385

See accompanying notes to the consolidated financial statements

CULLMAN SAVINGS BANK

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Interest and dividend income:
Loans, including fees	$2,798	$2,876	$8,269	$8,542
Securities, taxable	256	342	799	926
Federal funds sold and other	7	34	10	196

Total interest income	3,061	3,252	9,078	9,664

Interest expense:
Deposits	740	1,059	2,476	3,382
Federal Home Loan Bank advances and other debt	647	597	1,727	1,790

Total interest expense	1,387	1,656	4,203	5,172

Net interest income	1,674	1,596	4,875	4,492

Provision for loan losses	109	30	340	105

Net interest income after provision for loan losses	1,565	1,566	4,535	4,387

Noninterest income:
Service charges on deposit accounts	112	135	341	363
Income on bank-owned life insurance	27	26	76	62
Gain on sales of mortgage loans	73	90	217	264
Net gain (loss) on sales of securities	7	(16)	6	(33)
Impairment loss on securities	-	(370)	(725)	(880)
Other	5	133	30	163

	224	(2)	(55)	(61)

Noninterest expense:
Salaries and employee benefits	657	609	1,864	1,895
Occupancy and equipment	157	174	498	520
Data processing	115	135	355	376
Professional and supervisory fees	46	43	150	134
Office expense	33	35	93	99
Advertising	28	33	78	88
Other	130	166	460	324

	1,166	1,195	3,498	3,436

Income before income taxes	623	369	982	890
Income tax expense	217	177	552	546

Net income	$406	$192	$430	$344

See accompanying notes to the consolidated financial statements

CULLMAN SAVINGS BANK

Consolidated Statements of Equity and Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2009	$26,501	$(56)	$26,445

Comprehensive income:
Net income	430		430
Unrealized holding gains net of tax, $138		120	120
Reclassification adjustment for losses realized in income net of tax, $2		111	111

Total comprehensive income			661

Balance at September 30, 2009	$26,931	$175	$27,106

Balance at January 1, 2008	$26,205	$(121)	$26,084

Comprehensive income:
Net income	344		344
Unrealized holding losses net of tax, $12		(925)	(925)
Reclassification adjustment for losses realized in income net of tax, $12		925	925

Total comprehensive income			344

Balance at September 30, 2008	$26,549	$(121)	$26,428

See accompanying notes to the consolidated financial statements

CULLMAN SAVINGS BANK

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$430	$344
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	340	105
Depreciation and amortization, net	120	64
Deferred income taxes	(122)	-
Net (gain) loss on sale of securities	(6)	33
Impairment loss on securities	725	880
Income on bank-owned life insurance	(76)	(62)
Gain on sales of mortgage loans	(217)	(264)
Mortgage loans originated for sale	(11,364)	(13,292)
Mortgage loans sold	11,548	12,831
Net change in operating assets and liabilities
Accrued interest receivable	46	(26)
Accrued interest payable and other liabilities	(44)	(315)
Other	(363)	387

Net cash from operating activities	1,017	685

Cash Flows From Investing Activities
Purchases of premises and equipment	(21)	(402)
Purchases of securities	(4,000)	(11,747)
Proceeds from maturities, paydowns and calls of securities	6,550	5,234
Proceeds from sale of securities	750	500
(Purchases) redemptions of restricted equity securities	118	(361)
Proceeds from sales of foreclosed real estate	120	-
Purchases of bank-owned life insurance	-	(2,000)
Proceeds from redemption of bank-owned life insurance	-	116
Loan originations and payments, net	(6,731)	(7,285)

Net cash used in investing activities	(3,214)	(15,945)

Cash Flows from Financing Activities
Net change in deposits	6,783	6,179
Proceeds from Federal Home Loan Bank Advances	-	15,000
Repayment of Federal Home Loan Bank Advances	(3,467)	(7,028)

Net cash from financing activities	3,316	14,151

Change in cash and cash equivalents	1,119	(1,109)
Cash and cash equivalents, beginning of year	8,926	4,148

Cash and cash equivalents, end of period	$10,045	$3,039

Supplemental cash flow information:
Interest paid	$4,247	$5,487
Income taxes paid	$555	$634

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$591	$790
Loans advanced for sales of foreclosed assets	$325	$-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Bank’s financial position as of September 30, 2009 and December 31, 2008 and the results of operations and cash flows for the interim periods ended September 30, 2009 and 2008. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Bank’s audited consolidated financial statements and notes thereto filed as part of Cullman Bancorp Inc.’s Prospectus dated August 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 21, 2009.

(2)	NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard is effective for periods that end after November 15, 2009. This standard has been incorporated into FASB ASC Topic 810 Consolidation. The adoption of this accounting standard will have no impact on the Bank’s operating results or financial condition.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Bank adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this statement did not have a material impact on the Bank’s operating results or financial position.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(3)	SECURITIES AVAILABLE FOR SALE AND RESTRICTED EQUITY SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at September 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2009 (Unaudited)
Debt securities:
U.S. Government and federal agency	$12,746	$112	$(13)	$12,845
Residential mortgage-backed, GSE	4,423	134	-	4,557
Residential mortgage-backed, private label	1,663	-	(50)	1,613
Ultra Short mortgage mutual fund	2,366	95	-	2,461

Total	$21,198	$341	$(63)	$21,476

December 31, 2008
Debt securities:
U.S. Government and federal agency	$13,845	$254	$-	$14,099
Residential mortgage-backed, GSE	5,372	73	(96)	5,349
Residential mortgage-backed, private label	2,179	-	(321)	1,858
Ultra Short mortgage mutual fund	3,224	-	-	3,224

Total	$24,620	$327	$(417)	$24,530

The Bank’s mortgage-backed securities are primarily issued by government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE. At September 30, 2009 and December 31, 2008, the Bank had only one private label mortgage-backed security.

Sales of available for sale securities during the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Proceeds	$250	$250	$750	$500
Gross gains	7	-	8	-
Gross losses	$-	$(16)	$(2)	$(33)

Tax benefits related to these losses were $0 and $6 for the three months ended September 30, 2009 and 2008, respectively, and $1 and $12 for the nine months ended September 30, 2009 and 2008, respectively.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Restricted equity securities at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Federal Home Loan Bank Stock	$2,711	$2,828
Silverton Stock	-	611

	$2,711	$3,439

The fair value of debt securities by contractual maturity at September 30, 2009 and December 31, 2008 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Estimated Fair Value
	September 30,	December 31,
	2009	2008
	(Unaudited)

Due from one to five years	$-	$508
Due from five to ten years	2,523	1,121
Due after ten years	10,322	12,470
Mutual fund	2,461	3,224
Residential Mortgage-backed	6,170	7,207

Total	$21,476	$24,530

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of September 30, 2009 and December 31, 2008 were $8,393 and $8,188, respectively. At September 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies and the mutual fund investment, in an amount greater than 10% of retained earnings.

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2009
(Unaudited)
US Government and federal agency	$984	$(13)	$-	$-	$984	$(13)
Residential mortgage-backed, private label	-	-	1,613	(50)	1,613	(50)

Total temporarily impaired	$984	$(13)	$1,613	$(50)	$2,597	$(63)

December 31, 2008
Residential mortgage-backed, GSE	1,851	(90)	334	(6)	2,185	(96)
Residential mortgage-backed, private label	1,858	(321)	-	-	1,858	(321)

Total temporarily impaired	$3,709	$(411)	$334	$(6)	$4,043	$(417)

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Unrealized losses on securities backed by the US Government or its agencies have not been recognized into net income because the issuer’s bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. The private label mortgage-backed security carries a AAA credit rating and consists of fully amortizing ARMs of 1-4 family, owner occupied homes. Management has the intent and ability to hold this security for the foreseeable future, and the decline in fair value is largely due to the overall lack of liquidity in the market. The fair value is expected to recover as liquidity in the market improves.

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

The Bank’s mutual fund consists of investment in shares of Shay Ultra Short Mortgage Fund. As required by GAAP, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The Bank has been selling $250 per quarter and has intent to sell more, therefore any unrealized losses are shown as other-than-temporary impairment. The pre-tax impairment loss on its mutual fund was $114 for the nine months ended September 30, 2009. In 2008 the impairment charges were and $370 and $880 for the three and nine months ended September 30, 2008, respectively. These amounts are reported in impairment loss on investments.

Restricted Equity Securities

The Bank invests in both Federal Home Loan Bank (FHLB) Stock and Silverton Bank Stock, both carried at cost, less any impairment charges, and classified as restricted equity securities. Similar to available for sale securities, the Bank periodically evaluates these shares of stock for impairment based on ultimate recovery of par value. On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) and was placed into receivership. The Bank concluded that its investments of common stock of Silverton Bank’s Holding Company, Silverton Financial Services, Inc,. were impaired and accordingly recorded an estimated other-than-temporary impairment charge of $611, which is reported in impairment loss on securities for the nine months ended September 30, 2009.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(4)	LOANS

The components of loans receivable at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Real estate loans:

One- to four-family	$82,762	$80,454
Multi-family	5,834	3,722

Commercial real estate	59,347	59,655
Construction	4,594	3,263

Total real estate loans	152,537	147,094

Commercial loans	7,402	6,592

Consumer loans	12,852	12,732

Total loans	172,791	166,418

Net deferred loan fees	(576)	(703)
Allowance for loan losses	(709)	(472)

Loans, net	$171,506	$165,243

Activity in the allowance for loan losses for the three and nine months ended was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Beginning balance	$706	$415	$472	$430
Provision for loan losses	109	30	340	105
Loans charged off	(107)	(4)	(107)	(97)
Recoveries	1	1	4	4

Ending balance	$709	$442	$709	$442

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Non-performing loans and troubled debt restructuring at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Loans past due 90 days and still on accrual	$-	$4
Non-accrual loans	513	124

Total non-performing loans	513	128
Troubled debt restructurings	-	1,271

Total non-performing loans and troubled debt restructurings	$513	$1,399

Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

At September 30, 2009 and December 31, 2008, loans individually identified as impaired were $4,222 and $4,060, respectively. Average balances of these impaired loans were $4,263 and $ 3,922, respectively, for the periods then ended. The allowance for loan loss allocated for impaired loans for September 30, 2009 and December 31, 2008 was $252 and $69, respectively. Interest income recognized and cash basis interest income during the impairment period in September 30, 2009 and December 31, 2008 was $252 and $200, respectively.

(5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The tables below present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the hierarchy as of September 30, 2009 and December 31, 2008:

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

at September 30, 2009 Using

Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities
U.S. Government and federal agency	$12,845
Residential mortgage-backed, GSE	4,557
Residential mortgage-backed, private label	1,613
Ultra Short mortgage mutual fund	2,461

Total	$21,476

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measures at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

at September 30, 2009 Using

Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,142
Foreclosed real estate	1,006

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,222 with a valuation allowance of $80, resulting in an increase to the provision for loan losses of $10 for the nine months ended September 30, 2009.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

at December 31, 2008 Using

Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities
U.S. Government and federal agency	$14,099
Residential mortgage-backed, GSE	5,349
Residential mortgage-backed, private label	1,858
Ultra Short mortgage mutual fund	3,224

Total	$24,530

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

Fair value measurements for assets measured on a non-recurring basis at September 30, 2009 and December 31, 2008 included impaired loans and foreclosed real estate. Impaired loans with specific reserve allocations are measured and reported at fair value. GAAP requires foreclosed real estate to be measured and reported at the lower of the carrying value of the related loan or the fair value of the collateral value less costs to sell.

The Bank estimated the fair values of impaired loans based upon the fair value of the underlying real estate collateral. The fair value of the real estate was based upon recent real estate appraisals that incorporate assumptions about what a willing investor would pay to acquire these real estate assets. These assumptions are largely derived from an analysis of comparable real estate sales in close proximity to the real estate being valued. The fair value of the foreclosed real estate was determined in the same manner as for impaired loans and includes the Bank’s estimate of costs to sell.

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Many of the Bank’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Bank’s remaining on-balance sheet financial instruments at September 30, 2009 and December 31, 2008 are summarized below:

	September 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Securities available for sale	$21,476	$21,476	$24,530	$24,350
Loans, net	171,506	182,726	165,243	173,516
Loans held for sale	278	278	245	245
Restricted equity securities	2,711	N/A	3,439	N/A

Financial liabilities
Deposits	140,997	142,553	134,214	136,986
Federal Home Loan Bank Advances	51,204	54,655	54,671	59,477
Long-term debt	860	860	860	860

CULLMAN SAVINGS BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

(6)	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 6, 2009, the issue date of the financial statements.

On October 8, 2009, the Bank completed its conversion and reorganization from a mutual savings bank into a two-tier mutual holding stock company. In accordance with the plan of recognition, Cullman Bancorp, Inc. (of which Cullman Savings Bank became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Cullman Savings Bank. A total of 1,080,483 shares were sold in the conversion at $10 per share, raising $10.8 million of gross proceeds. Approximately $900 of conversion expenses will be offset against the gross proceeds. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009.

In addition, the Bank contributed $100 in cash and 50,255 shares of common stock to a charitable foundation that the Bank established in connection with the reorganization. The contribution of cash and shares of common stock totaled $603.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cullman Bancorp Inc.’s Prospectus dated August 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 21, 2009.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Our total assets increased to $221.6 million at September 30, 2009 from $217.4 million at December 31, 2008. The increase was primarily attributable to an increase in loans of $6.3 million or 3.8% to $171.5 million and an increase in cash and cash equivalents of $1.1 million or 12.5% to $10.0 million at September 30, 2009, partially offset by a decrease in securities available-for-sale of $3.1 million or 12.7%. Loan demand has remained steady in our target market area, aided by the continued low interest rate environment. We have deployed cash resources from pay downs and maturities of available-for-sale securities to meet the demand for new loans. Other-than-temporary impairment losses during the nine month period ended September 30, 2009 on available-for-sale securities and restricted equity securities had a combined effect of offsetting our increase in total assets by $725,000.

Deposits increased to $141.0 million at September 30, 2009 from $134.2 million at December 31, 2008. The increase in deposits reflected a $15.1 million increase in non-interest bearing deposits, offset by an $8.3 million decrease in interest bearing deposits. The increase in non-interest bearing deposits was primarily attributable to the effect of subscriptions for common stock that was issued in our recent public stock offering of $10.8 million. The decrease in interest bearing deposits resulted from a decrease of $5.8 million or 7.3% of total certificates of deposits to $74.2 million from $80.0 million at December 31, 2008, reflecting our strategy to reduce this higher-costing funding source for our lending. Federal Home Loan Bank advances decreased to $51.2 million at September 30, 2009 from $54.7 million at December 31, 2008, reflecting the anticipated decreased need for this alternative funding source given the proceeds recently received from our public stock offering.

Total equity increased to $27.1 million at September 30, 2009 from $26.4 million at December 31, 2008. The net increase of $661,000 or 2.5% reflected accumulated other comprehensive income of $175,000 at September 30, 2009, an increase of $231,000 in other comprehensive income from the accumulated other comprehensive loss of $56,000 at December 31, 2008 and net income of $430,000 for the nine months ended September 30, 2009.

Average Balance and Yields

The following tables set forth average balances, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For The Three Months Ended September
	2009				2008
(Dollars in thousands)	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$169,678		$2,798	6.54%	$171,022		$2,876	6.67%
Securities available for sale	20,804		256	4.88%	26,772		342	5.07%
Other interest-earning assets	5,800		7	0.48%	5,429		34	2.48%

Total interest-earning assets	196,282		3,061	6.19%	203,223		3,252	6.35%

Noninterest earning assets	17,546				18,438

Total average assets	$213,828				$221,661

Liabilities and equity:
Interest-bearing liabilities:
Total interest-bearing deposits	$133,669		$740	2.20%	$138,473		$1,059	3.03%
FHLB advances	51,284		643	4.97%	54,294		592	4.33%
Other borrowings	860		4	1.85%	925		5	2.14%

Total interest-bearing liabilities	185,813		1,387	2.96%	193,692		1,656	3.39%

Noninterest-bearing liabilities	1,298				1,388

Total liabilities	187,111				195,080

Total equity	26,717				26,581

Total liabilities and equity	$213,828				$221,661

Net interest income			$1,674				$1,596

Interest rate spread				3.23%				2.96%

Net interest margin				3.38%				3.12%

Average interest-earning assets to average interest-bearing liabilities	1.06	x			1.05	x

	For The Nine Months Ended September
	2009				2008
(Dollars in thousands)	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$167,746		$8,269	6.59%	$168,366		$8,542	6.78%
Securities available for sale	21,379		799	5.00%	24,801		926	4.99%
Other interest-earning assets	6,335		10	0.21%	7,877		196	3.33%

Total interest-earning assets	195,460		9,078	6.21%	201,044		9,664	6.43%

Noninterest earning assets	17,986				16,638

Total average assets	$213,446				$217,682

Liabilities and equity:
Interest-bearing liabilities:
Total interest-bearing deposits	$133,256		$2,476	2.48%	$136,443		$3,382	3.31%
FHLB advances	51,581		1,715	4.45%	52,470		1,775	4.52%
Other borrowings	860		12	1.87%	925		15	2.17%

Total interest-bearing liabilities	185,697		4,203	3.03%	189,838		5,172	3.64%

Noninterest-bearing liabilities	1,158				1,308

Total liabilities	186,855				191,146

Total equity	26,591				26,536

Total liabilities and equity	$213,446				$217,682

Net interest income			$4,875				$4,492

Interest rate spread				3.18%				2.79%

Net interest margin				3.33%				2.99%

Average interest-earning assets to average interest-bearing liabilities	1.05	x			1.06	x

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General. We recorded net income of $406,000 for the three months ended September 30, 2009 compared to net income of $192,000 for the three months ended September 30, 2008. The increase in net income was primarily attributable to an other-than-temporary impairment loss of $370,000 during the three months ended September 30, 2008 on securities available-for-sale.

Interest Income. Interest income decreased to $3.1 million for the three months ended September 30, 2009 from $3.3 million for the three months ended September 30, 2008, reflecting a slight decrease in average interest-earning assets to $196.3 million for the 2009 period compared to $203.2 million for the 2008 period. In addition, the average yield on interest-earning assets decreased to 6.19% from 6.35%. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $2.8 million for the three months ended September 30, 2009 from $2.9 million for the three months ended September 30, 2008, reflecting a decrease in the average balance of our loans to $169.7 million from $171.0 million and a decrease in the average yield on such loans, to 6.54% from 6.67%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased to $256,000 for the three months ended September 30, 2009 from $342,000 for the three months ended September 30, 2008, reflecting a decrease in the average balance of such securities to $20.8 million from $26.8 million, as well as a decrease in the average yield on such securities to 4.88% from 5.07%.

Interest Expense. Interest expense decreased $269,000, or 16.24%, to $1.4 million for the three months ended September 30, 2009 from $1.7 million for the three months ended September 30, 2008. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 2.96% in the 2009 period from 3.39% in the 2008 period, as well as a decrease in the average balance of such deposits and borrowings to $185.8 million for the 2009 period from $193.7 million for the 2008 period.

Interest expense on certificates of deposit decreased to $620,000 for the three months ended September 30, 2009 from $803,000 for the three months ended September 30, 2008, reflecting a decrease in the average balance of such certificates to $77.0 million from $79.5 million as well as a decrease in the average cost of such certificates to 3.20% from 4.01%. The decrease in the average cost of such certificates reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2008 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits decreased to $122,000 for the three months ended September 30, 2009 from $260,000 for the three months ended September 30, 2008, reflecting a decrease of $2.2 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.90% from 1.75%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, increased to $647,000 for the three months ended September 30, 2009 from $597,000 for the three months ended September 30, 2008, as the average rate paid on such borrowings increased to 4.92% from 4.29%, which more than offset a decrease in the average balance of such borrowings to $52.1 million from $55.2 million.

Net Interest Income. Net interest income increased to $1.7 million for the three months ended September 30, 2009 from $1.6 million for the three months ended September 30, 2008. The increase reflected an increase in our interest rate spread to 3.23% from 2.96%. The ratio of our interest-earning assets to average interest-bearing liabilities increased to 1.06X for the three months ended September 30, 2009 from 1.05X for the three months ended September 30, 2008. Our net interest margin also increased to 3.38% from 3.12%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $109,000 for the three months ended September 30, 2009 compared to $30,000 for the three months ended September 30, 2008. The allowance for loan losses was $709,000 or 0.41% of total loans at September 30, 2009 compared to $442,000, or 0.26% of total loans at September 30, 2008. Total nonperforming loans were $513,000 at September 30, 2009 compared to $532,000 at September 30, 2008. While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors in the 2009 period to reflect further deterioration in the economy. This resulted in a higher provision and allowance for loan losses during the period. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2009 and 2008.

Noninterest Income. Noninterest income increased to $224,000 for the three months ended September 30, 2009 from ($2,000) for the three months ended September 30, 2008. The increase in noninterest income was due to $370,000 of pretax other-than-temporary impairment losses on available-for-sale securities in the 2008 period compared to no such losses in the 2009 period.

Noninterest Expense. Noninterest expense remained relatively static at $1.2 million for the three months ended September 30, 2009 and 2008. The increase in salaries and employee benefits of $48,000 was offset by decreases in data processing of $20,000 and other expenses by $36,000 for the three months ended September 30, 2009 from the three months ended September 30, 2008. The decreases in other noninterest expenses were mainly attributable to decreases in training and seminar expenses of approximately $11,000 and decreases in charitable contributions of approximately $60,000, offset slightly by an increase in FDIC deposit insurance premiums of approximately $46,000 for the three months ended September 30, 2009 from the three months ended September 30, 2008.

Income Tax Expense. The provision for income taxes was $217,000 for the three months ended September 30, 2009 compared to $177,000 for the three months ended September 30, 2008. Our effective tax rate was 35.0% for the three months ended September 30, 2009 compared to 48.0% for the three months ended September 30, 2008. The higher effective tax rate for the three months ended September 30, 2008 reflected the increase in pretax other-than-temporary impairment losses on available-for-sale securities. The impairment losses on securities are considered capital losses, and can only be used as a tax deduction for federal income tax purposes to the extent of capital gains.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and September 30, 2008

General. Net income increased to $430,000 for the nine months ended September 30, 2009 from $344,000 for the nine months ended September 30, 2008. The $86,000 increase was primarily attributable to an increase in net interest income after provision for loan losses of $148,000, partially offset by an increase in noninterest expenses of $62,000 for the nine months ended September 30, 2009 from the nine months ended September 30, 2008. The increase in noninterest expenses was primarily attributable to an increase of approximately $225,000 in FDIC deposit insurance premiums, partially offset by a decrease in charitable contribution of approximately $69,000 for the nine months ended September 30, 2009 from the nine months ended September 30, 2008.

Interest Income. Interest income decreased to $9.1 million for the nine months ended September 30, 2009 from $9.7 million for the nine months ended September 30, 2008, reflecting a decrease in average interest-earning assets to $195.5 million for the 2009 period compared to $201.0 million for the 2008 period. In addition, the average yield on interest-earning assets decreased to 6.21% from 6.43%. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $8.3 million for the nine months ended September 30, 2009 from $8.5 million for the nine months ended September 30, 2008, reflecting a decrease in the average balance of our loans to $167.7 million from $168.4 million and a decrease in the average yield on such loans, to 6.59% from 6.78%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased to $799,000 for the nine months ended September 30, 2009 from $926,000 for the nine months ended September 30, 2008, reflecting a decrease in the average balance of such securities to $21.4 million from $24.8 million, partially offset by an increase in the average yield on such securities to 5.00% from 4.99%.

Interest Expense. Interest expense decreased $969,000, or 18.74%, to $4.2 million for the nine months ended September 30, 2009 from $5.2 million for the nine months ended September 30, 2008. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 3.03% in the 2009 period from 3.64% in the 2008 period, as well as a decrease in the average balance of such deposits and borrowings to $185.7 million for the 2009 period from $189.8 million for the 2008 period.

Interest expense on certificates of deposit decreased to $2.0 million for the nine months ended September 30, 2009 from $2.6 million for the nine months ended September 30, 2008, reflecting a decrease in the average cost of such certificates to 3.46% from 4.36% as well as a decrease in the average balance of certificate of deposits to $78.3 million from $79.1 million. The decrease in the average cost of such certificates reflected the repricing in response to interest rate cuts initiated by the Federal Reserve Board during 2008 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits decreased to $456,000 for the nine months ended September 30, 2009 from $811,000 for the nine months ended September 30, 2008, reflecting a decrease of $2.4 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 1.11% from 1.90%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $1.7 million for the nine months ended September 30, 2009 from $1.8 million for the nine months ended September 30, 2008, as the average rate paid on such borrowings decreased to 4.40% from 4.48%. There was also a small decrease in the average balance of such borrowings to $52.4 million from $53.4 million.

Net Interest Income. Net interest income increased to $4.9 million for the nine months ended September 30, 2009 from $4.5 million for the nine months ended September 30, 2008. The increase reflected an increase in our interest rate spread to 3.18% from 2.79%. The ratio of our interest-earning assets to average interest-bearing liabilities decreased slightly to 1.05X from 1.06X, partially offset by a decrease in our total cost of funding to 3.03% for the nine months ended September 30, 2009 from 3.64% for the nine months ended September 30, 2008. Our net interest margin also increased to 3.33% from 2.99%. The increases in our interest rate spread and net interest margin reflected the continued repricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $340,000 for the nine months ended September 30, 2009 compared to $105,000 for the nine months ended September 30, 2008. The allowance for loan losses was $709,000 or 0.41% of total loans at September 30, 2009 compared to $442,000, or 0.26% of total loans at September 30, 2008. Total nonperforming loans were $513,000 at September 30, 2009 compared to $ 532,000 at September 30, 2008. While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors in the 2009 period to reflect further deterioration in the economy. This resulted in a higher provision and allowance for loan losses during the period. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended September 30, 2009 and 2008.

Noninterest Income. Noninterest income was ($55,000) for the nine months ended September 30, 2009 and ($61,000) for the nine months ended September 30, 2008. The results reflected $725,000 and $880,000 in pretax other-than-temporary impairment losses on available-for-sale and restricted equity securities in the 2009 period and the 2008 period, respectively. In addition, there was a decrease of $47,000 in gains on sales of mortgage loans and a decrease in other noninterest income of $133,000 for the nine months ended September 30, 2009 from the nine months ended September 30, 2008, primarily attributed to $90,000 of death benefit received on a bank owned life insurance policy for a Bank director.

Noninterest Expense. Noninterest expense increased to $3.5 million for the nine months ended September 30, 2009 from $3.4 million for the nine months ended September 30, 2008. The increase in noninterest expense was primarily attributable to an increase to $460,000 from $324,000 in other expenses, attributable in part to an increase in FDIC deposit insurance premiums to $238,000 from $13,000 (including a $94,000 special assessment at September 30, 2009). This increase was partially offset by slight decreases in salaries and employee benefits, occupancy and equipment, and data processing.

Income Tax Expense. The provision for income taxes was $552,000 for the nine months ended September 30, 2009 compared to $546,000 for the nine months ended September 30, 2008. Our effective tax rate was 56.2% for the nine months ended September 30, 2009 compared to 61.4% for the nine months ended September 30, 2008. The higher effective tax rate for the nine months ended September 30, 2009 reflected the increase in pretax other-than-temporary impairment losses on available for sale and restricted equity securities during those periods. Our effective tax rate is high in both periods because the impairment losses on equity securities are considered capital losses, and can only be used as a tax deduction for federal income tax purposes to the extent of capital gains.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Bank.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Bank’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Bank’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Bank’s disclosure controls and procedures were effective. It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the quarter ended September 30, 2009, there have been no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Cullman Bancorp, Inc.

Date: November 6, 2009

/S/ JOHN A. RILEY III
John A. Riley III
President and Chief Executive Officer

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