Form 10-K
period 2009-12-31
Cullman Bancorp, Inc.
filed 2010-03-19
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-53801

Cullman Bancorp, Inc.

(Exact Name of Registrant as Specified in Charter)

Federal	63-0052835
(State of Other Jurisdiction of Incorporation)	(I.R.S Employer Identification Number)

316 Second Avenue S.W., Cullman, Alabama	35055
(Address of Principal Executive Officer)	(Zip Code)

256-734-1740

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 19, 2010, there were issued and outstanding 2,512,750 shares of the Registrant’s Common Stock, par value $.01 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price on June 30, 2009 was $0.

Documents incorporated by reference:

Proxy statement for 2009 Annual Meeting of Shareholders of the Registrant (Part III).

PART I

Item 1. Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains, and future oral and written statements of Cullman Bancorp, Inc. (“Cullman Bancorp” or the “Company”) and its management may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Cullman Bancorp. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Cullman Bancorp’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Cullman Bancorp undertakes no obligation to update any statement in light of new information or future events. By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors which could cause our actual results and financial condition to differ from those indicated in the forward looking statements include those set forth in Item 2 of our most recent Quarterly Report on Form 10-Q. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements.

Cullman Savings Bank, MHC

Cullman Savings Bank, MHC is our federally-chartered mutual holding company parent. As a mutual holding company, Cullman Savings Bank, MHC is a non-stock company. As of December 31, 2009, Cullman Savings Bank, MHC owned 55% of Cullman Bancorp’s common stock. As long as Cullman Savings Bank, MHC exists, it is required to own a majority of the voting stock of Cullman Bancorp and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. Cullman Savings Bank, MHC does not engage in any business activity other than owning a majority of the common stock of Cullman Bancorp.

Cullman Bancorp, Inc.

Cullman Bancorp, Inc. is the federally-chartered mid-tier stock holding company formed by Cullman Savings Bank to be its holding company as part of its mutual holding company reorganization and initial public offering. Cullman Bancorp owns all of Cullman Savings Bank’s capital stock. Cullman Bancorp’s primary business activities, apart from owning the shares of Cullman Savings Bank, currently consist of loaning funds to the Cullman Savings Bank’s Employee Stock Ownership Plan (“ESOP”) and investing in checking and money market accounts at Cullman Savings Bank. For parent only financial statements, see Note 17 of the Notes to Consolidated Financial Statements.

Cullman Bancorp, as the holding company of Cullman Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no specific arrangements or understandings regarding any such other activities.

Our cash flow will depend on earnings from the investment of the net proceeds we retain, and any dividends received from Cullman Savings Bank. Cullman Bancorp, Inc. currently neither owns nor leases any property, but instead uses the premises, equipment and furniture of Cullman Savings Bank. At the present time, we employ only persons who are officers of Cullman Savings Bank to serve as officers of Cullman Bancorp. However, we use the support staff of Cullman Savings Bank from time to time. These persons will not be separately compensated by Cullman Bancorp. Cullman Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

Cullman Savings Bank

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and, to a lesser extent, borrowings in one-to-four family residential mortgage loans and commercial real estate loans, and, to a lesser extent, multi-family mortgage loans, construction loans, land loans, home equity loans, commercial loans and consumer loans. We also invest in U.S. Government and federal agency securities, mortgage-backed securities and, to a lesser extent, mutual funds that invest in those securities. Our revenues are derived principally from the interest on loans and securities, loan origination and servicing fees and fees levied on deposit accounts. Our primary sources of funds are principal and interest payments on loans and securities, deposits and advances from the Federal Home Loan Bank of Atlanta.

In 1999, we amended our business plan to increase significantly our commercial real estate lending in order to enhance the yield and interest rate sensitivity of our loan portfolio. In 2006, we appointed a new President and Chief Executive Officer from within our organization and hired a new Executive Vice President in charge of lending, both of whom have significant commercial lending experience. In the years since these management changes, our portfolio of commercial real estate loans has increased significantly. We expect this portfolio to continue to increase in the future, but at a more measured pace.

Reflecting our focus on our community, in 2002 we formed Cullman Savings Foundation, a private foundation. In connection with the stock offering, we formed another charitable foundation called Cullman Savings Bank Charitable Foundation. It was funded with 50,255 shares of common stock of Cullman Bancorp and $100,000 in cash. We formed a new foundation rather than making this contribution to Cullman Savings Foundation based on certain Internal Revenue Service regulations that may limit our ability to make a contribution of Cullman Bancorp common stock to an existing foundation. The corporate purpose of this new foundation is substantially the same as Cullman Savings Foundation.

Our website address is www.cullmansavingsbank.com. Information on our website should not be considered a part of this Annual Report.

Mutual Holding Company Reorganization

On October 8, 2009, the Bank completed its conversion and reorganization from a mutual savings bank into a two-tier mutual holding stock company. In accordance with the plan of reorganization, Cullman Bancorp (of which Cullman Savings Bank became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Cullman Savings Bank. A total of 1,080,483 shares were sold in the conversion at $10 per share, raising $10.8 million of gross proceeds. Approximately $900,000 of conversion expenses were offset against the gross proceeds. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009.

The combination of shares sold to the public and contributed to the charitable foundation represents 45% of the common stock of Cullman Bancorp’s outstanding shares. Cullman Savings Bank, MHC owns 55% or 1,382,013 shares.

Market Area and Competition

We conduct business through our main office and one branch office located in Cullman, Alabama and an additional branch office located in Hanceville, Alabama. All three of our offices are located in Cullman County, which is centrally located between the Huntsville and Birmingham metropolitan areas, approximately 55 miles south of Huntsville and approximately 50 miles north of Birmingham.

Our primary market area, which consists of Cullman County and the contiguous surrounding counties, is mostly rural and suburban in nature. The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support for the area economy. Farming also continues to play a prominent role in the local economy, as Cullman County is ranked as one of the top sixty counties in the United States for total agricultural income. The largest employers in Cullman County include the Cullman County and Cullman City School Systems, the State and County Government, Wal-Mart, the Cullman Regional Medical Center, REHAU, Inc. (a polymer processing company) and Golden Rod Broilers (a poultry processor).

Competition for financial services in our primary market area is significant, particularly in light of the relatively modest population base of Cullman County and the relatively large number of institutions that maintain a presence in the county. Among our competitors are much larger and more diversified institutions, which have greater resources than we maintain. Financial institution competitors in our primary market area include other locally based thrifts and banks, as well as regional, super regional and money center banks. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2009 our market share of deposits represented 8.71% of FDIC-insured deposits in Cullman County, Alabama.

Lending Activities

Historically our principal lending activity is the origination one-to-four family residential mortgage loans and commercial real estate loans, and, to a lesser extent, multi-family mortgage loans, construction loans, land loans, home equity loans, commercial loans and consumer loans. In recent years we have expanded our commercial real estate loan portfolio in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. We expect commercial real estate lending will continue to be an area of loan growth, and we have focused our efforts in this area on borrowers seeking loans in the $50,000 to $1.0 million range. As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks that have recently commenced operations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	( Dollars in thousands)
Real estate loans:
One- to four-family (1)	$81,436	46.79%	$80,454	48.34%
Multi-family	5,780	3.32	3,722	2.24
Commercial real estate	60,602	34.82	59,655	35.85
Construction	6,235	3.59	3,263	1.96

Total real estate loans	154,053	88.52	147,094	88.39

Commercial loans	7,506	4.31	6,592	3.96
Consumer loans:
Home equity loans and lines of credit	7,543	4.33	7,321	4.40
Other consumer loans	4,936	2.84	5,411	3.25

Total consumer loans	12,479	7.17	12,732	7.65

Total loans	$174,038	100.00%	$166,418	100.00%

Net deferred loan fees	(544)		(703)
Allowance for loan losses	(747)		(472)

Loans, net	$172,747		$165,243

(1)	Excludes loans held-for-sale

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-four Family Residential	Multi-family and Commercial Real Estate	Construction	Commercial	Home Equity Lines of Credit	Consumer and Other	Total
			(Dollars in thousands)
Amounts due in:
One year or less	$708	$4,982	$6,235	$3,270	$226	$1,678	$17,099
More than one to two	461	409	—	1,288	849	663	3,670
More than two to three	583	2,483	—	835	2,442	1,141	7,484
More than three to five	4,189	20,364	—	2,113	4,026	1,437	32,129
More than five to ten	7,672	3,557	—	—	—	17	11,246
More than ten to fifteen	7,566	10,791	—	—	—		18,357
More than fifteen years	60,257	23,796	—	—	—	—	84,053

Total	$81,436	$66,382	$6,235	$7,506	$7,543	$4,936	$174,038

Interest rate terms on amounts due after one year
Fixed-rate loans	$62,533	$26,593	$—	$3,335	$1,675	$2,980	$97,116
Adjustable-rate loans	$18,195	$34,807	$—	$901	$5,642	$278	$59,823

Total	$80,728	$61,400	$—	$4,236	$7,317	$3,258	$156,939

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2009, based on the 15% limitation, our loans-to-one-borrower limit was approximately $4.8 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. At December 31, 2009, our largest commercial real estate loan totaled $3.4 million and was secured by a mortgage on a church building in our primary market area. At December 31, 2009, this loan was performing in accordance with its terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

Under our loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an officer for approval. An officer then reviews these materials and verifies that the requested loan meets our underwriting guidelines described below.

Our senior lending officers have approval authority for real estate loans of up to $300,000, secured vehicle loans (including farm equipment) of up to $100,000 and unsecured loans of up to $100,000. Loans above these amounts require approval by any two of the following three officers: President and Chief Executive Officer, Executive Vice President and Director of Lending and Vice President/Senior Loan Officer. An individual loan or an aggregate credit commitment in excess of $1.5 million up to our legal lending limit requires the approval of all three of these officers and must be reported to our board of directors before the loan is closed. To ensure adequate liquidity, under our loan policy, aggregate loans outstanding should not exceed our total deposits and advances from the Federal Home Loan Bank of Atlanta.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One- to-Four Family Residential Real Estate Lending. The cornerstone of our lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2009, $81.4 million, or 46.8% of our total loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $103,000 and our largest outstanding residential loan had a principal balance of $1.1 million. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Purchases and Sales of Loans.”

Due to consumer demand in the current low market interest rate environment, many of our recent originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale on a servicing-released basis. At December 31, 2009, we had $12.5 million of fixed-rate residential loans with original contractual maturities of 10 years or less, $8.6 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $42.0 million of fixed-rate residential loans with original contractual maturities in excess of 20 years in our portfolio.

In order to reduce the term to repricing of our loan portfolio, we also originate adjustable-rate one- to four-family residential mortgage loans. Our current adjustable-rate mortgage loans carry interest rates that adjust annually at a margin (generally 300 basis points) over the Office of Thrift Supervision (“OTS”) Cost of Funds rate, which is a lagging index that generally adjusts more slowly than a U.S. Treasury index. Many of our adjustable-rate one- to four-family residential mortgage loans have fixed rates for initial terms of five or ten years. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 100 basis point annual interest rate change cap and a lifetime cap of 400 basis points over the initial rate.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first five to ten years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2009, $18.2 million, or 22.4% of our one- to four-family residential loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to-four family residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to-four family residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 90% for owner-occupied one- to-four family homes and up to 80% for non-owner occupied homes.

At December 31, 2009, we did not have any one- to-four family residential mortgage loans that were 60 days or more delinquent.

Commercial Real Estate Lending. In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, apartments, farms, retail and mixed-use properties, churches, warehouses and restaurants located in our primary market area. At December 31, 2009, we had $60.6 million in commercial real estate loans, representing 34.8% of our total loan portfolio.

Most of our commercial real estate loans have a five-year balloon term with amortization periods of up to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 85%. At December 31, 2009, our largest commercial real estate loan totaled $3.4 million and was secured by a mortgage on a church building in our primary market area. At December 31, 2009, this loan was performing in accordance with its terms.

Classified within our commercial real estate loans are land loans. We also make a limited amount of land loans to complement our construction lending activities as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by farm land and land purchased for investment purposes. Land loans are generally offered for terms of up to 15 years. The maximum loan-to-value ratio of land loans is 75%.

Set forth below is information regarding our commercial real estate loans:

Type of Loan	Number of Loans	Balance
	(Dollars in thousands)
Office	18	$9,215
Farm	6	2,180
Retail	23	11,912
Mixed use	26	6,863
Land	93	7,167
Church	9	9,227
Other	26	14,038

Total	201	$60,602

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors or by internal evaluations, where permitted by regulation. Personal guarantees are generally obtained from the principals of commercial real estate borrowers and, in the case of church loans, guarantees from the applicable denomination are generally obtained.

Loans secured by commercial real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2009, we had no non-performing commercial real estate loans.

Multi-Family Real Estate Lending. At December 31, 2009, we had $5.8 million in multi-family real estate loans, representing 3.3% of our total loan portfolio. The multi-family real estate loans we originate generally have a maximum term of 20 years and are secured by apartment buildings located within our primary market area. The interest rates on these loans are generally fixed for an initial period of three to five years and then adjust every one to five years based on the relevant OTS Cost of Funds Rate, plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

Appraisals on properties securing multi-family real estate loans are performed by an outside independent appraiser designated by us or internal evaluations, where permitted by regulation. All appraisals on multi-family real estate loans are reviewed by our management. Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. We generally obtain personal guarantees on these loans.

The borrower’s financial information on multi-family loans is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require such borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the principals of our corporate borrowers.

At December 31, 2009, our largest multi-family loan had a balance of $1.4 million and was secured by a real estate mortgage on a 52-unit apartment complex in our primary market area. At December 31, 2009, this loan was performing in accordance with its terms.

Multi-family real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2009, we had no multi-family loans that were 60 days or more delinquent.

Construction Lending. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers for owner-occupied projects. At December 31, 2009, our construction loans totaled $6.2 million, representing 3.6% of our total loan portfolio.

Loans to individuals for the construction of their residences typically run for up to 12 months and then convert to permanent loans. These construction loans have rates and terms comparable to one-to-four family residential loans offered by us. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 85%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

At December 31, 2009, our largest outstanding residential construction loan was for $1.9 million of which $1.9 was outstanding. This loan was performing according to its terms at December 31, 2009. At December 31, 2009, there were no construction loans that were 60 days or more delinquent.

The application process for a construction loan includes a submission to us of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed appraisers inspect the progress of the construction of the dwelling before disbursements are made.

Construction loans generally are made for relatively short terms. However, to the extent our construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project value, which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.

Commercial Business Lending. We originate commercial business loans and lines of credit to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. The commercial business loans that we offer are floating-rate loans indexed to the prime rate as published in The Wall Street Journal and fixed-rate loans generally for a one-year term. Our commercial business loan portfolio consists primarily of secured loans, along with a small amount of unsecured loans.

At December 31, 2009, we had $7.5 million of commercial business loans outstanding, representing 4.3% of the total loan portfolio.

When making commercial business loans, we consider the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial business loans are generally secured by accounts receivable, inventory and equipment.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At December 31, 2009, our largest commercial business loan relationship was a $1.3 million loan to a medical company secured by medical equipment and limited personal guarantees by several individuals, including one of our directors. At December 31, 2009, this loan was performing in accordance with its terms.

Home Equity Lending. We originate variable-rate and fixed-rate home equity lines-of-credit secured by a lien on the borrower’s primary residence. Our home equity products are limited to 90% of the property value less any other mortgages. We use the same underwriting standards for home equity lines-of-credit as we use for one-to-four family residential mortgage loans. Our variable-rate home equity line-of-credit product carries an interest rate tied to the prime rate published in The Wall Street Journal with a margin that ranges from (100) basis points to 100 basis points. Our home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of 1.5% of the outstanding balance or interest only payments calculated on the outstanding balance. At the end of the initial five years, the line may be paid in full or restructured through our then current home equity program.

At December 31, 2009, we had $7.5 million or 4.3% of our total loans in home equity loans and outstanding advances under home equity lines and an additional $5.8 million of funds committed, but not advanced, under the home equity lines-of-credit.

Consumer Lending. To date, our consumer lending apart from home equity lines-of-credit has been quite limited. At December 31, 2009, we had $4.9 million of consumer loans outstanding, representing 2.8% of the total loan portfolio. Consumer loans consist of loans secured by deposits, auto loans and miscellaneous other types of installment loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2009, we had no consumer that were 60 days or more delinquent.

Originations, Purchases and Sales of Loans

Lending activities are conducted primarily by our salaried loan personnel operating at our main and branch office locations and a commissioned loan officer. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed-rate and adjustable-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our commissioned loan officer, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

We may sell certain of the loans we originate into the secondary market. Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2009, we had $445,000 in loans held for sale. Generally, we have not retained the servicing rights on the mortgage loans sold in the secondary mortgage market.

From time to time, to diversify our risk, we will purchase or sell interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2009, we had $1.7 million in loan participation interests.

We generally do not purchase whole loans from third parties to supplement our loan production.

The following table shows our loan origination and principal repayment activity for loans originated for our portfolio during the periods indicated.

	Years Ended December 31,
	2009	2008
	(Dollars in thousands)
Total loans at beginning of period	$166,418	$164,601
Loans originated:
Real estate loans:
One- to four-family	$11,255	12,375
Multi-family	2,075	—
Commercial real estate	10,850	25,482
Construction	7,276	8,903

Total real estate loans	31,456	46,760
Commercial loans	5,715	6,898
Consumer loans:
Home equity loans and lines of credit	1,331	4,866
Other consumer loans	3,373	3,748

Total loans originated	41,875	62,272
Deduct:
Principal repayments	(34,255)	(60,455)

Net loan activity	7,620	1,817

Total loans at end of period	$174,038	$166,418

The following table shows loan origination and sale activity for one- to-four family residential mortgage loans originated for sale during the periods indicated. No other loans were originated for sale during the periods indicated.

	Years Ended December 31,
	2009	2008
	(Dollars in thousands)
Total mortgage loans at the beginning of the period	$245	$—
Mortgage loans originated for sale	15,077	15,776
Mortgage loans sold	(14,877)	(15,531)

Total mortgage loans at the end of the period	$445	$245

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly loan payment by the last day of the month, a late notice is generated stating the payment and late charges due. Our policies provide borrowers that become 60 days or more delinquent are contacted by phone or mail to determine the reason for nonpayment and to discuss future payments, although in practice we generally contact such borrowers within 30 days. If repayment is not possible or doubtful, the loan will be brought to the board of directors for possible foreclosure. Once the board of directors declares a loan due and payable, a certified letter is sent to the borrower explaining the entire balance of the loan is due and payable. The borrower is permitted ten additional days to submit payment. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. If the borrower does not respond, we will initiate foreclosure proceedings.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount as of the date indicated:

	At December 31, 2009
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2009
Real estate loans:
One-to-four family	8	$1,113	—	$—	—	$—	8	$1,113
Multi-family	1	132	—	—	—	—	1	132
Commercial real estate	2	642	—	—	—	—	2	642
Construction	—	—	—	—	—	—	—	—

Total real estate loans	11	1,887	—	—	—	—	11	1,887
Commercial loans	1	24	—	—	—	—	1	24
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	8	241	—	—	—	—	8	241

Total	20	$2,152	—	$—	—	$—	20	$2,152

At December 31, 2008
Real estate loans:
One-to-four family	7	$784	—	$—	—	$—	7	$784
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	6	2,189	—	—	—	—	6	2,189
Construction	1	192	—	—	—	—	1	192

Total real estate loans	14	3,165	—	—	—	—	14	3,165
Commercial loans	2	30	—	—	—	—	2	30
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	10	115	—	—	1	4	11	119

Total	26	$3,310	—	$—	1	$4	27	$3,314

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable incurred losses. General allowances represent loss allowances which have been established to cover probable incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review, our classified or special mention assets at the dates indicated were as follows:

	At December 31,
	2009	2008
	(Dollars in thousands)
Special mention assets	$1,037	$1,059
Substandard assets	3,736	4,060
Doubtful assets	4	—
Loss assets	—	—
Real Estate Owned	931	860

Total classified assets	$5,708	$5,979

Non-Performing Assets. We cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At December 31,
	2009	2008
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One-to-four family	$—	$—
Multi-family	—	—
Commercial real estate	—	124
Construction	—	—

Total real estate loans	—	124
Commercial loans	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer loans	—	—

Total nonaccrual loans	—	124

Accruing loans past due 90 days or more:
Real estate loans:
One-to-four family	$—	$—
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—

Total real estate loans	—	—
Commercial loans	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer loans	—	4

Total accruing loans past due 90 days or more	—	4

Total of nonaccrual and 90 days or more past due loans	—	128

Foreclosed real estate
One-to-four family	$328	$428
Commercial	603	432
Other nonperforming assets	—	—

Total nonperforming assets	931	988

Troubled debt restructurings	—	1,271

Troubled debt restructurings and total nonperforming assets	$931	$2,259

Total nonperforming loans to gross loans	—%	0.08%
Total nonperforming assets to total assets	0.43%	0.45%
Total nonperforming assets and troubled debt restructurings to total assets	0.43%	1.04%

At December 31, 2009, special mention, substandard and loss loans totaled $4.8 million. At December 31, 2009, all .special mention and substandard loans were accruing loans. There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the years ended December 31, 2009 and 2008, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original terms was $0 and $2,000, respectively.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on Certain Identified Problem Loans. Although our policy allows for a general valuation allowance on certain smaller balance, homogenous pools of loans classified as substandard, we have historically evaluated every loan classified as substandard, regardless of size, for impairment in establishing a specific allowance.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as substandard to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the OTS will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended
	2009		2008
	(Dollars in thousands)
Balance at beginning of period	$472		$430
Provision for loan losses	388		145
Charge offs:
Real estate loans:
One- to four-family	(57)		(3)
Multi-family	—		—
Commercial real estate			—
Construction	—		(1)
Commercial	—		(85)
Home equity line of credit	(10)
Consumer	(50)		(19)

Total charge-offs	(117)		(108)

Recoveries:
Real estate loans:
One- to four-family	—		4
Multi-family	—		—
Commercial real estate	—		—
Construction	—		—
Commercial	—		—
Home equity line of credit	—		—
Consumer	4		1

Total recoveries	4		5

Net charge-offs	(113)		(103)

Allowance at end of period	$747		$472

Allowance to nonperforming loans	N/	A	368.75%
Allowance to total loans outstanding at the end of the period	0.43%		0.28%
Net charge-offs to average loans outstanding during the period	0.07%		0.06%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2009			2008
	Allowance for Loan Losses	Loan Balances by Category	% of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$204	$81,436	46.79%	$199	$80,454	48.34%
Multi-family	17	5,780	3.32	9	3,722	2.24
Commercial real estate	323	60,602	34.82	196	59,655	35.85
Construction	—	6,235	3.59	8	3,263	1.96

Total real estate loans	544	154,053	88.52	412	147,094	88.39
Commercial loans	59	7,506	4.31	17	6,592	3.96
Consumer loans:
Home equity loans and lines of credit	75	7,543	4.33	20	7,321	4.40
Other consumer loans	69	4,936	2.84	13	5,411	3.25

Total consumer	144	12,479	7.17	33	12,732	7.65
Unallocated	—	—	—	10	—	—

Total loans	$747	$174,038	100.00%	$472	$166,418	100.00%

At December 31, 2009, our allowance for loan losses represented 0.43% of total loans. The allowance for loan losses increased to $747,000 at December 31, 2009 from $472,000 at December 31, 2008, primarily due to the provision for loan losses of $388,000.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate our interest rate risk, and to generate a favorable return on idle funds within the context of our interest rate and credit risk objectives.

Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer and our Chief Financial Officer (all investment decisions require the approval of both investment officers). All investment transactions are reviewed at regularly scheduled quarterly meetings of the board of directors.

Our current investment policy permits investments in securities issued by the United States Government and its agencies or government sponsored enterprises. We also invest in mortgage-backed securities and, to a lesser extent, mutual funds that invest in mortgage-backed securities. Our investment policy also permits, with certain limitations, investments in bank-owned life insurance, collateralized mortgage obligations, asset-backed securities, real estate mortgage investment conduits, Alabama revenue bonds and municipal securities. While equity investments are generally not authorized by our investment policy, such investments are permitted on a case-by-case basis provided such investments are pre-authorized by action of our board of directors.

At December 31, 2009, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of December 31, 2009, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

At December 31, 2009, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

Accounting guidance requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of our available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The fair values of our securities are based on published or securities dealers’ market values. At December 31, 2009, all of our securities were classified as available-for-sale.

U.S. Government Sponsored Agencies. At December 31, 2009, our U.S. Government sponsored agencies securities portfolio totaled $9.7 million, all of which was classified as available-for-sale. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2009, our mortgage-backed securities portfolio totaled $5.7 million, all of which was classified as available-for-sale. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cullman Savings Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

All of our mortgage-backed securities are issued by government-sponsored entities, except one, which had a fair value of approximately $1.5 million at December 31, 2009. This security, issued by Wells Fargo, is “AAA” rated and is associated with the highest quality tranche of loans in the pool. Loans in this pool are all fully amortizing adjustable-rate mortgages secured by one-to-four family owner-occupied homes. Privately-issued mortgage-backed securities such as the security issued by Wells Fargo are subject to certain credit-related risks normally not associated with mortgage-backed securities that are issued by government-sponsored entities. However, management believes the higher yield available from the privately-issued mortgage-backed security offset the credit-related risk.

Mutual Funds. At December 31, 2009, our mutual fund portfolio totaled $2.2 million, all of which was classified as available-for-sale and all of which was invested in the AMF Ultra Short Mortgage Fund, a fund that invests primarily in mortgage-related securities. For the years ended December 31, 2009 and 2008, we recognized a loss for other-than-temporary impairment on our mutual fund of $114,000 and $1.2 million, respectively, due to a decline in the fair value of this fund below our cost and our judgment as to the unpredictability for recovery to cost.

Restricted Equity Securities. We invest in the common stock of the Federal Home Loan Bank of Atlanta and until May 1, 2009, the common stock of Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., a correspondent bank. The common stock of each entity is carried at cost and classified as restricted equity securities. We periodically evaluate these shares of common stock for impairment based on ultimate recovery of par value. On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) and was placed into receivership. We concluded that our investments of common stock of Silverton Bank’s Holding Company, Silverton Financial Services, Inc., were impaired and we recorded an other-than-temporary impairment charge of $611, equal to the entire carrying value of the shares owned at December 31, 2008, which is reported in impairment loss on securities for the year ended December 31, 2009.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2009, we had invested $2.2 million in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored agencies	$9,745	$9,710	$13,845	$14,099	$7,098	$7,128
Mutual fund	2,126	2,211	3,224	3,224	5,271	5,116
Municipal-taxable	506	484	—	—	—	—
Residential mortgage-backed GSE	4,068	4,194	5,372	5,349	9,108	9,041
Residential mortgage-backed private label	1,531	1,481	2,179	1,858	—	—

Total	$17,976	$18,080	$24,620	$24,530	$21,477	$21,285

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2009. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government sponsored agencies	$—	—%	—	—%	$2,500	4.71%	$7,246	5.34%	$9,746	5.18%
Mutual fund							2,126	3.74	2,126	3.74
Municipal-taxable	—	—	—	—	—	—	506	5.90	506	5.90
Residential mortgage backed-GSE	1,305	3.95	2,762	3.68	—	—	—	—	4,067	3.77
Residential mortgage backed-private label	—	—	1,531	4.82	—	—	—	—	1,531	4.82

Total	$1,305	3.95%	$4,293	4.09%	$2,500	4.71%	$9,878	5.02%	$17,976	4.68%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Atlanta advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not accepted brokered deposits in the past, although we have the authority to do so.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service, long-standing relationships with customers, and the favorable image of Cullman Savings Bank in the community are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is impacted by the competitive market in which we operate which includes numerous financial institutions of varying sizes offering a wide range of products. We often use promotional rates to meet asset/liability and market segment goals.

The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on our experience, we believe that statement savings, demand and NOW accounts may be somewhat more stable sources of deposits than certificates of deposits. However, it can be difficult to attract and maintain such deposits at favorable interest rates under current market conditions.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2009			2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
NOW and demand deposits	$30,289	24.21%	0.80%	$34,071	25.39%	1.73%	$39,745	30.84%	3.95%
Money market deposits	8,853	7.08	1.59	10,290	7.67	2.26	7,675	5.96	5.43
Regular savings and other deposits	13,296	10.62	1.17	9,895	7.36	1.20	8,101	6.29	0.49

Total transaction accounts	52,438	41.91	1.01	54,256	40.42	1.76	55,521	43.09	2.74
Certificates of deposit	72,681	58.09	3.19	79,958	59.58	4.11	73,333	56.91	4.88

Total deposits	$125,119	100.00%	2.28%	$134,214	100.00%	3.12%	$128,854	100.00%	3.99%

The following table sets forth our deposit activities for the years indicated.

	Years Ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning balance	$134,214	$128,854
Net deposits (withdrawals) before interest credited	(12,183)	996
Interest credited	3,088	4,364

Net increase (decrease) in deposits	(9,095)	5,360

Ending balance	$125,119	$134,214

As of December 31, 2009, the aggregate amount of our outstanding certificate of deposit in amounts greater than or equal to $100,000 was approximately $37.7 million. The following table sets forth the maturity of these certificates as of December 31, 2009.

At December 31, 2009
(Dollars in thousands)
Three months or less	$7,562
Over three through six months	5,829
Over six through twelve months	13,128
Over twelve months	11,213

Total	$37,732

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2009	2008
	(Dollars in thousands)
INTEREST RATE:
Less than 2%	$42,438	$307
2.00% - 2.99%	11,459	19,978
3.00% - 3.99%	8,671	35,495
4.00% - 4.99%	5,250	15,500
5.00% - 5.99%	4,863	8,678

Total	$72,681	$79,958

The following table sets forth the amount and maturities of our time deposits at December 31, 2009.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
INTEREST RATE:
Less than 2%	$31,931	$10,390	$117	$—	$42,438	58.39%
2.00% - 2.99%	8,134	1,967	361	997	11,459	15.77
3.00% - 3.99%	6,763	1,483	12	413	8,671	11.93
4.00% - 4.99%	2,666	1,307	903	374	5,250	7.22
5.00% - 5.99%	1,166	1,919	1,778	—	4,863	6.69

Total	$50,660	$17,066	$3,171	$1,784	$72,681	100.00%

Borrowings

We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of our capital stock in the Federal Home Loan Bank of Atlanta and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms of repricing than our deposits, they can change our interest rate risk profile.

From time to time during recent years, we have utilized short-term borrowings to fund loan demand. To a limited extent, we have also used borrowings where market conditions permit to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have obtained advances with terms of three years or more to extend the term of our liabilities.

Our borrowings currently consist primarily of advances from the Federal Home Loan Bank of Atlanta. At December 31, 2009, we had access to additional Federal Home Loan Bank advances of up to $37.1 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates and for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$51,107	$54,671	$46,936
Other borrowings	833	860	880
Average balance during the period:
FHLB advances	$51,464	$52,947	$52,422
Other borrowings	847	893	881
Weighted average interest rate at end of period:
FHLB advances	4.01%	4.06%	4.76%
Other borrowings	1.23	1.17	1.93
Weighted average interest rate during the period:
FHLB advances	4.37%	4.51%	4.66%
Other borrowings	1.30	1.68	2.21

Subsidiary and Other Activities

Apart from Cullman Savings Bank, we have no subsidiaries. At December 31, 2009, we had a 99% limited partnership interest in Cullman Village Apartments of $638, which was acquired as an investment tax credit. The assets and liabilities of Cullman Village Apartments are consolidated into our financial statements.

Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Expense and Tax Allocation

Cullman Savings Bank has an agreement with Cullman Bancorp, Inc. and Cullman Savings Bank, MHC to provide them with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Cullman Savings Bank and Cullman Bancorp, Inc. have an agreement for allocating and for reimbursing the payment of their consolidated tax liability. During the year ended December 31, 2009, there were no expenses that were allocated between Cullman Savings Bank and Cullman Bancorp, Inc. and Cullman Savings Bank, MHC.

Personnel

As of December 31, 2009, we had 36 full-time employees and four part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL, STATE AND LOCAL TAXATION

Federal Taxation

General. Cullman Bancorp, Inc. and Cullman Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Cullman Savings Bank’s tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Cullman Bancorp, Inc. or Cullman Savings Bank.

Method of Accounting. For federal income tax purposes, Cullman Savings Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves. Cullman Savings Bank is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions, within specified formula limits, are deducted in arriving at our taxable income. Should Cullman Savings Bank’s total assets exceed $500 million, it will be required to use the specific charge off method in computing its bad debt deduction.

Taxable Distributions and Recapture. Prior to the 1996 Act, federal tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the thrift institution failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules.

At December 31, 2009, our total federal and Alabama pre-1988 base year tax bad debt reserve was approximately $1.2 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Cullman Savings Bank has not been subject to the AMT and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution generally may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, although legislation during 2009 allows a limited carry back of five years. At December 31, 2009, Cullman Savings Bank had no net operating loss carry forwards for federal and state income tax purposes.

Corporate Dividends-Received Deduction. Cullman Bancorp, Inc. may exclude from its income 100% of dividends received from Cullman Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and owns more than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State and Local Taxation

Alabama State Taxation. Cullman Bancorp, Inc., and Cullman Savings Bank will be required to file Alabama income tax returns and pay tax at a stated tax rate of 6.5% of Alabama taxable income. For these purposes, Alabama taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations and the deduction of federal income taxes paid.

SUPERVISION AND REGULATION

General

Cullman Savings Bank is examined and supervised by the OTS. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Cullman Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Cullman Savings Bank also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters. Cullman Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Cullman Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on Cullman Bancorp, Inc. and Cullman Savings Bank, and their operations.

Certain of the regulatory requirements that are or will be applicable to Cullman Savings Bank, Cullman Bancorp, Inc. and Cullman Savings Bank, MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effect on Cullman Savings Bank, Cullman Bancorp, Inc. and Cullman Savings Bank, MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Proposed Federal Legislation

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure described in this section. A bill passed by the House would eliminate Cullman Savings Bank’s current primary federal regulator, the OTS, by merging the OTS into the Comptroller of the Currency (the primary federal regulator for national banks). The House legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency. The House bill would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. If the House bill is enacted, Cullman Bancorp, Inc. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations.

The Senate proposal would remove bank and bank holding company regulatory powers from the Board of Governors of the Federal Reserve System over banks with assets of less than $50 billion and merge the OTS into the Office of the Comptroller of the Currency (OCC). Under this proposal, federal savings banks and savings and loan holding companies that were regulated by the OTS would become subject to supervision and regulation by the OCC while state banks, thrifts and their holding companies would be regulated by the FDIC.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, Cullman Savings Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of Cullman Savings Bank’s capital assets. Cullman Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Cullman Savings Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the OTS based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings but excluding accumulated other comprehensive income), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2009, Cullman Savings Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. Generally, a federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2009, Cullman Savings Bank’s largest lending relationship with a single or related group of borrowers totaled $3.6 million, which represented 11.2% of unimpaired capital and surplus; therefore, Cullman Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Cullman Savings Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, Cullman Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” includes various types of loans made for residential housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Cullman Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2009, Cullman Savings Bank maintained approximately 79.4% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized.

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater. At December 31, 2009, this ratio was 12.9%.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Cullman Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation W promulgated by the Board of Governors of the Federal Reserve System. The term “affiliate” for these purposes generally means any company that controls or is under common control with an insured depository institution such as Cullman Savings Bank. Cullman Bancorp, Inc. is an affiliate of Cullman Savings Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices and may not involve low-quality assets. The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

Cullman Savings Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Cullman Savings Bank’s capital. In addition, Cullman Savings Bank’s board of directors must approve extensions of credit in excess of certain limits.

Cullman Savings Bank is in compliance with Regulation O.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the OTS is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2009, Cullman Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts at Cullman Savings Bank are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. Cullman Savings Bank has opted not to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule that altered the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the FDIC issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. This special assessment resulted in an additional non-interest expense of $94,000 based on our assets and Tier 1 capital level as of June 30, 2009. In addition, the FDIC may assess additional special premiums in the future.

The FDIC has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 will be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, our prepayment amount was approximately $733,000.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2009, the FICO assessment was equal to 26 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program, Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted not to participate in the CPP.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Cullman Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Cullman Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2009, Cullman Savings Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Cullman Savings Bank are subject to state usury laws and federal laws concerning interest rates. Cullman Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Cullman Savings Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the United States financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the OTS require savings banks operating in the United States to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Cullman Savings Bank, MHC and Cullman Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Cullman Savings Bank, MHC and Cullman Bancorp, Inc. are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Cullman Savings Bank, MHC and Cullman Bancorp, Inc., and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Cullman Savings Bank, MHC and Cullman Bancorp, Inc. are generally not be subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Cullman Bancorp, Inc. may engage in the following activities:

(i)	investing in the stock of a savings bank;

(ii)	acquiring a mutual savings bank through the merger of such savings bank into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii)	merging with or acquiring another holding company, one of whose subsidiaries is a savings bank;

(iv)	investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or savings banks share their home offices;

(v)	furnishing or performing management services for a savings bank subsidiary of such company;

(vi)	holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;

(vii)	holding or managing properties used or occupied by a savings bank subsidiary of such company;

(viii)	acting as trustee under deeds of trust;

(ix)	any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)	any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the OTS. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Cullman Bancorp, Inc. and Cullman Savings Bank, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.

In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Cullman Savings Bank, MHC. OTS regulations require Cullman Savings Bank, MHC to notify the OTS of any proposed waiver of its receipt of dividends from Cullman Bancorp, Inc. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i)	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and

(ii)	the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

To date, we have not declared or paid any dividends. However, we anticipate that Cullman Savings Bank, MHC will waive any dividends paid by Cullman Bancorp, Inc. in the future. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Cullman Savings Bank, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Cullman Savings Bank, MHC converts to stock form.

Conversion of Cullman Savings Bank, MHC to Stock Form. OTS regulations permit Cullman Savings Bank, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new holding company would be formed as the successor to Cullman Bancorp, Inc. (the “New Holding Company”), Cullman Savings Bank, MHC’s corporate existence would end, and certain depositors of Cullman Savings Bank would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Cullman Savings Bank, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Cullman Bancorp, Inc. immediately prior to the Conversion Transaction. The total number of shares of common stock held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Cullman Bancorp, Inc. held by Minority Stockholders and by two thirds of the total outstanding shares of common stock of Cullman Bancorp, Inc. Any Conversion Transaction also would require the approval of a majority of the eligible votes of members of Cullman Savings Bank, MHC.

Liquidation Rights. Each depositor of Cullman Savings Bank has both a deposit account in Cullman Savings Bank and a pro rata ownership interest in the net worth of Cullman Savings Bank, MHC based upon the deposit balance in his or her account. This ownership interest is tied to the depositor’s account and has no tangible market value separate from the deposit account. This interest may only be realized in the unlikely event of a complete liquidation of Cullman Savings Bank. Any depositor who opens a deposit account obtains a pro rata ownership interest in Cullman Savings Bank, MHC without any additional payment beyond the amount of the deposit. A depositor who reduces or closes his or her account (including reductions to pay for shares of common stock in the stock offering) receives a portion or all, respectively, of the balance in the deposit account but nothing for his or her ownership interest in the net worth of Cullman Savings Bank, MHC, which is lost to the extent that the balance in the account is reduced or closed.

In the unlikely event of a complete liquidation of Cullman Savings Bank, all claims of creditors of Cullman Savings Bank, including those of depositors of Cullman Savings Bank (to the extent of their deposit balances), would be paid first. Thereafter, if there were any assets of Cullman Savings Bank remaining, these assets would be distributed to Cullman Bancorp, Inc. as Cullman Savings Bank’s sole stockholder. Then, if there were any assets of Cullman Bancorp, Inc. remaining, depositors of Cullman Savings Bank would receive those remaining assets, pro rata, based upon the deposit balances in their deposit account in Cullman Savings Bank immediately prior to liquidation.

Federal Securities Laws

Cullman Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Cullman Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of the common stock in the stock offering does not cover the resale of the shares. Shares of the common stock purchased by persons who are not affiliates of Cullman Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Cullman Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Cullman Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Cullman Bancorp, Inc. who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of Cullman Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. Provision may be made in the future by Cullman Bancorp, Inc. to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2010 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

Item 1A. Risk Factors

Not applicable to a smaller public company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller public company.

Item 2. Properties

As of December 31, 2009, the net book value of our properties was $8.7 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:
316 Second Avenue SW Cullman, Alabama	Owned	1970	44,000	$6,655
Other Properties:
101 Main Street SW Hanceville, Alabama	Owned	1979	1,524	179
3201 Alabama Highway 157 Cullman, Alabama	Owned	2002	6,000	1,507
Highway 278 West	Owned	2008	Land Only	399

Cullman, Alabama				$8,740

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the OTC Bulletin Board under the symbol “CULL”. The approximate number of holders of record of Cullman Bancorp, Inc.’s common stock as of December 31, 2009 was 246. Certain shares of Cullman Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Cullman Bancorp, Inc.’s common stock for each quarter since trading commenced on October 9, 2009. The following information was provided by the OTC Bulletin Board:

Year ended December 31, 2009	High	Low	Cash Dividends Declared
Fourth quarter	$10.50	$10.00	$—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The available sources of funds for the payment of a cash dividend in the future are dividends from Cullman Savings Bank.

If Cullman Bancorp pays dividends to its shareholders, it also will be required to pay dividends to Cullman Savings Bank, MHC, unless Cullman Savings Bank, MHC elects to waive the receipt of dividends. We anticipate that Cullman Savings Bank, MHC will waive any dividends that Cullman Bancorp may pay. Any decision to waive dividends will be subject to regulatory approval. Our current regulator, the OTS, generally permits MHCs to waive the receipt of dividends from their subsidiaries. However, the Federal Reserve Board, which may become our regulator if the OTS is eliminated in accordance with several recent legislative proposals, does not permit such dividend waivers. In addition, under current OTS policy, in the event Cullman Savings Bank, MHC converts to stock form, our public stockholders would not be diluted for any dividends waived by it. However, under the policy of certain other Federal bank regulators, in the event Cullman Savings Bank, MHC converts to stock form, any dividends waived by it must be factored into the applicable exchange ratio form.

In addition, our ability to pay dividends largely depends upon dividends we receive from Cullman Savings Bank, which are subject to regulatory restrictions on dividends. Applicable regulations limit dividends and other distributions from Cullman Savings Bank to us. See Item 1 Business – Supervision and Regulation – Capital Distributions. In addition, Cullman Savings Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the offering. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

At December 31, 2009, there were no compensation plans under which equity securities of Cullman Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

No shares were repurchased during 2009.

Item 6. Selected Financial Data

The following information is derived from the audited consolidated financial statements of Cullman Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Cullman Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At or For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Financial Condition Data:
Total assets	$214,579	$217,385	$204,056
Investment securities	18,080	24,530	21,285
Loans receivable, net	172,747	165,243	163,297
Deposits	125,119	134,214	128,854
Federal Home Loan Bank advances	51,107	54,671	46,936
Other borrowings	833	860	880
Total shareholders’ equity	36,514	26,445	26,084

Operating Data:
Interest and dividend income	$12,140	$12,775	$11,655
Interest expense	5,339	6,766	7,181

Net interest income	6,801	6,009	4,474
Provision for loan losses	388	145	—

Net interest income after provision for loan losses	6,413	5,864	4,474
Non-interest income	189	(253)	435
Non-interest expenses	5,388	4,582	4,079

Income before income taxes	1,214	1,029	830
Income taxes	633	733	280

Net income	$581	$296	$550

Earnings per share (1)	$0.06	N/A	N/A

(1)	Earnings per share is based on earnings of Cullman Bancorp, Inc. for the period of October 8 to December 31, 2009

	At or For the Year Ended December 31,
	2009		2008		2007
Performance Ratios:
Return on average assets	0.27%		0.14%		0.28%
Return on average equity	2.08%		1.11%		2.13%
Interest rate spread (1)	3.22%		2.78%		2.10%
Net interest margin (2)	3.46%		2.98%		2.41%
Noninterest expense to average assets	2.53%		2.10%		2.05%
Efficiency ratio (3)	46.37%		40.79%		33.74%
Average interest-earning assets to average interest-bearing liabilities	1.09	X	1.06	X	1.08	X
Average equity to average assets	13.12%		12.24%		12.99%

Capital Ratios:
Total capital to risk weighted assets	22.03%		17.25%		18.90%
Tier I capital to risk weighted assets	21.53%		17.00%		18.60%
Tier I capital to average assets	15.02%		12.24%		12.90%

Asset Quality Ratios:
Allowance for loan losses as a percent of gross loans	0.43%		-0.28%		0.26%
Allowance for loan losses as a percent of nonperforming loans	N	/A	368.75%		28.23%
Net charge-offs to average outstanding loans during the period	0.07%		0.06%		0.02%
Non-performing loans as a percent of gross loans	0.00%		0.08%		0.93%
Non-performing assets as a percent of total assets	0.43%		0.45%		0.82%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.43%		1.04%		0.91%
Number of offices	3		3		3

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On October 8, 2009, the Bank completed its conversion and reorganization from a mutual savings bank into a two-tier mutual holding stock company. In accordance with the plan of recognition, Cullman Bancorp, Inc. (of which Cullman Savings Bank became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Cullman Savings Bank.

Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the latest period shown. A total of 1,080,483 shares were sold in the conversion at $10 per share, raising $10.8 million of gross proceeds. Approximately $900,000 of conversion expenses were offset against the gross proceeds. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009. In addition, the Bank contributed $100,000 in cash and 50,255 shares of common stock to a charitable foundation that the Bank established in connection with the reorganization. The contribution of cash and shares of common stock totaled $603,000.

The combination of shares sold to the public and contributed to the charitable foundation represents 45% of the common stock of Cullman Bancorp’s outstanding shares. Cullman Savings Bank, MHC owns 55% or 1,382,013 shares.

Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense paid on our deposits and borrowed funds. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains (losses) on sales and other than temporary impairment charges of loans and securities and other miscellaneous income. Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, advertising, bank examination fees, amortization of intangibles, general administrative expenses, deposit insurance fees and income tax expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Cullman Bancorp, Inc. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the value of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating classified loans from the remaining loans, and then categorizing each group by type of loan. Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

Securities Impairment. Accounting standards require us to perform periodic reviews of individual securities in our investment portfolios to determine whether a decline in the value of a security is other than temporary. We conduct a quarterly review and evaluation of our securities portfolio to make this determination and consider many factors, including the severity and duration of the impairment; our intent and ability to hold the security for a period of time sufficient for a recovery in value; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

•

Continue to Focus on Residential Lending. We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of December 31, 2009, $81.4 million, or 46.8% of our total loan portfolio consisted of one- to four-family residential mortgage loans (including home equity loans and lines of credit). We have recently developed a secondary mortgage capacity so that we can offer loans, including long-term fixed-rate loans, to our customers that we do not wish to retain in our loan portfolio from an asset/liability management standpoint. We consider the current interest rate environment in making decisions as to whether to hold our originated mortgage loans for investment or to sell the loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

•

Increase Commercial Real Estate Lending. While we will continue to emphasize one- to four-family residential mortgage loans, we also have increased and, subject to market conditions, intend to continue to increase our origination of commercial real estate loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. We originated $10.8 million and $25.5 million of commercial real estate loans during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, $60.6 million, or 34.8% of our total loan portfolio consisted of commercial real estate loans.

•

Manage Interest Rate Risk While Maintaining or Enhancing to the Extent Practicable our Net Interest Margin. Subject to market conditions, we have sought to enhance net interest income by emphasizing controls on the cost of funds rather than attempting to maximize asset yields, as loans with high yields often involve greater credit risk or may be repaid during periods of decreasing market interest rates. We try to promote “core deposits” such as passbook and statement savings accounts, money market accounts and regular and commercial checking accounts, which generally are lower-cost sources of funds than certificates of deposit, and which are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2009, 41.9% of our deposits were core deposits. We attempt to attract and retain core deposits by offering competitive products that meet the full-service banking needs of our customers, by emphasizing quality customer service, and through our convenient locations and advertising and promotions programs.

•

Expand Banking Relationships to a Larger Base of Customers. Our banking subsidiary, Cullman Savings Bank was established in 1887 and has been operating continuously in Cullman County since that time. Our share of FDIC-insured deposits in Cullman County as of June 30, 2009 (the latest date for which such information is available) was 8.7%. We will seek to expand our customer base and offer our products and services to the new base of customers, by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•

Maintain Strong Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets and troubled debt restructurings totaled $931,000, or 0.43% of total assets at December 31, 2009. Our total nonperforming loans to total loans ratio was 0% at December 31, 2009. Total loan delinquencies, greater than 30 days, as of December 31, 2009 were $2.2 million, or 1.24% of total loans

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Our total assets decreased to $214.6 million at December 31, 2009 from $217.4 million at December 31, 2008. The decrease was due to a decrease in securities available for sale, to $18.1 million at December 31, 2009 from $24.5 million at December 31, 2008, partially offset by an increase in net loans of $7.5 million, or 4.5%, to $172.7 million at December 31, 2009 from $165.2 million at December 31, 2008. The decrease in investment securities reflected $725,000 in other-than-temporary impairment losses on available-for-sale securities and restricted equity securities for the year ended December 31, 2009, and pay downs and maturities of available-for-sale securities of $12.0 million. Cash from pay downs and maturities was redeployed to fund the origination of new loans. During the year ended December 31, 2009, net loans continued to increase reflecting steady demand for loans in our market area and the low interest rate environment. One-to-four family residential mortgage loans increased by $982,000 or 1.2%, multi-family loans increased by $2.1 million, or 55.3%, construction loans increased by $3.0 million, or, 91.1%, commercial real estate loans increased by $947,000, or 1.6%, home equity loans and lines of credit increased $222,000, or 3.0%, commercial (non real estate) loans increased by $914,000, or 13.9%. Partially offsetting these increases was a decrease of $475,000, or 8.8%, in other consumer loans.

Deposits decreased to $125.1 million at December 31, 2009 from $134.2 million at December 31, 2008. The decrease in deposits reflected a $3.8 million decrease in NOW and demand accounts, and a $1.4 million decrease in money market accounts, partially offset by an increase in regular savings and other deposits of $3.4 million. Certificates of deposit decreased to $72.7 million at December 31, 2009 from $80.0 million at December 31, 2008, as we sought to reduce this generally higher-costing funding source for our lending. Federal Home Loan Bank of Atlanta advances decreased to $51.1 million at December 31, 2009 from $54.7 million at December 31, 2008. The decreases reflected our use of proceeds from the sale of common stock and the use of funds from the pay downs and maturities of available-for-sale securities to fund loan growth

Total equity increased to $36.5 million at December 31, 2009 from $26.4 million at December 31, 2008. The increase largely resulted from the $8.9 million in net cash proceeds on the sale of our stock coupled with a decrease in accumulated other comprehensive loss of $56,000 to a gain of $64,000, 50,255 shares issued to our charitable foundation, and net income of $581,000 for the year ended December 31, 2009.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General. Net income increased to $581,000 for the year ended December 31, 2009 from $296,000 for the year ended December 31, 2008. The increase reflected higher net interest income of $6.8 million compared to $6.0 million for the year ended December 31, 2008 and lower other-than-temporary impairment losses, resulting in noninterest income increasing to $189,000 from ($253,000).

Interest Income. Interest income decreased $635,000, or 5.0%, to $12.1 million for the year ended December 31, 2009 from $12.8 million for the year ended December 31, 2008. The decrease reflected a decrease in average interest earning assets of $4.6 million, or 2.3%, from $201.3 million at December 31, 2008. Declining interest rates during 2009 also had a negative impact on interest income. Yields on interest earning assets declined to 6.17% for the year ended December 31, 2009 from 6.35% for the year ended December 31, 2008.

Interest income on loans decreased $236,000, or 2.1%, to $11.1 million for the year ended December 31, 2009 from $11.3 million for the year ended December 31, 2008, reflecting lower average yields on balances to 6.54% in 2009 from 6.72% in 2008. There was a slight increase in the average balances of loans to $169.5 million from $168.5 million at December 31, 2008. However, newly originated loans and variable rate loans generally priced at lower rates throughout 2009. Interest income on investment securities decreased to $1.0 million for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008, reflecting a decrease in the average balance of such securities to $21.2 million in 2009 from $24.9 million in 2008, as well as a decrease in the yield on such securities to 4.94% from 5.02%.

Interest Expense. Interest expense decreased $1.4 million, or 21.1%, to $5.3 million for the year ended December 31, 2009 from $6.8 million for the year ended December 31, 2008. The decrease reflected a decrease in the average balance on deposits of $7.0 million and a decrease on the average balance of Federal Home Loan Bank advances of $1.5 million as well as decreases in the rates paid on deposits and borrowings in 2009 compared to 2008.

Interest expense on certificates of deposit decreased slightly to $2.5 million for the year ended December 31, 2009 from $3.4 million for the year ended December 31, 2008. The decrease was due to a decrease in the average balance on certificates of deposits of $2.2 million as well as decreases in the rates paid on such deposits. Interest expense on money market deposits and NOW and demand deposits decreased to $428,000 for the year ended December 31, 2009 from $897,000 for the year ended December 31, 2008, largely due to a decrease in average balances of such deposits of $8.5 million or 17.6%. The decrease was largely due to the lower average cost on the money market deposits (to 1.66% from 2.32%) and the NOW and demand deposits (to 0.91%% from 1.72%).

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank of Atlanta, decreased $151,000, or 6.3% to $2.3 million for the year ended December 31, 2009 from $2.4 million for the year ended December 31, 2008. The decrease reflected a decrease in the average balance of such borrowings of $1.5 million to $52.3 million for the year ended December 31, 2009 coupled with a lower average rate paid on such borrowings of 4.3% for the year ended December 31, 2009 compared to 4.5% for the year ended December 31, 2008.

Net Interest Income. Net interest income increased to $6.8 million for the year ended December 31, 2009 from $6.0 million for the year ended December 31, 2008. The increase resulted from an increase in our interest rate spread to 3.22% from 2.79% and an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 1.09X from 1.06X. Our net interest margin increased to 3.46% from 2.98%. The increases in our interest rate spread and net interest margin reflected a lower interest rate environment.

Provision for Loan Losses. The provision for loan losses increased by $243,000, or 167.6%, to $388,000 for the year ended December 31, 2009 from $145,000 for the year ended December 31, 2008. Net charge offs were $113,000 for the year ended December 31, 2009 compared to $103,000 for the year ended December 31, 2008. The allowance for loan losses was $747,000, or 0.43% of total loans at December 31, 2009 compared to $472,000, or 0.28%, of total loans at December 31, 2008. There were no nonperforming loans at December 31, 2009 compared to $128,000 at December 31, 2008. As previously discussed we have foreclosed real estate of $931,000 and $860,000 at December 31, 2009 and 2008. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2009 and 2008.

Noninterest Income. Noninterest income increased to $189,000 for the year ended December 31, 2009 from $(253,000) for the year ended December 31, 2008. The increase in noninterest income was primarily attributable to the decrease in other-than-temporary impairment charges for the year ended 2009 to $725,000 compared with $1.2 million for the year ended 2008.

During 2009, the impairment charge reflected the length of time this investment had been impaired, the unpredictability for recovery to cost and losses on sales of shares of the mutual fund and our investment in Silverton Bank stock during 2009. These losses were partially offset by gains on sales of securities of $16,000 for the year ended December 31, 2009 compared to losses on sales of securities for the year ended December 31, 2008 of $138,000.

Noninterest Expense. Noninterest expense increased $806,000, or 17.6%, to $5.4 million for the year ended December 31, 2009 from $4.6 million for the year ended December 31, 2008. The increase was largely due to a $513,000 increase in charitable contributions and a $213,000 increase in FDIC deposit insurance premiums. The large increase in charitable contributions reflected the charitable donation by us to a charitable foundation created as part of the mutual holding company conversion. The value of cash and stock donated was $603,000. The increased FDIC premiums were the result of FDIC special assessments in 2009 and increased assessment rates for all insured institutions. Salaries and employee benefits expense increased to $2.7 million for the year ended December 31, 2009 from $2.5 million for the year ended December 31, 2008, reflecting normal annual salary increases, payouts under our benefit plans and the addition of an Employee Stock Option Plan (ESOP). These increases in noninterest expenses were moderately offset by decreases in occupancy and equipment, data processing and advertising expenses of $78,000.

Income Tax Expense. The provision for income taxes was $633,000 for the year ended December 31, 2009 compared to $733,000 for the year ended December 31, 2008. Our effective tax rate was 52.2% for the year ended December 31, 2009 compared to 71.2% for the year ended December 31, 2008. The decrease in our effective tax rate for 2009 was primarily attributable to a decrease of $433,000 in other-than-temporary impairment losses on securities. These impairment losses are considered capital losses and can only be utilized to offset capital gains. Currently, it is more likely than not that management will not generate sufficient capital gains to realize the related deferred tax assets; therefore, a valuation allowance is required for the remaining deferred tax asset. The decline in the capital losses resulted in a lower valuation allowance which had the effect of decreasing our effective tax rate for the period.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For The Years Ended December 31,
	2009				2008
	Average Balance		Interest and Dividends	Yield Cost	Average Balance		Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$169,540		$11,080	6.54%	$168,477		$11,316	6.72%
Securities available for sale	21,172		1,046	4.94	24,916		1,251	5.02
Other interest-earning assets	6,017		14	0.23	7,923		208	2.63

Total interest-earning assets	196,729		12,140	6.17	201,316		12,775	6.35
Noninterest earning assets	16,496				16,465

Total average assets	$213,225				$217,781

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$30,601		278	0.91	$36,682		$631	1.72
Regular savings and other deposits	12,356		148	1.20	8,700		107	1.23
Money market deposits	9,060		150	1.66	11,454		266	2.32
Certificates of deposit	76,926		2,512	3.27	79,120		3,360	4.25

Total interest-bearing deposits	128,943		3,088	2.39	135,956		4,364	3.21
FHLB advances	51,464		2,240	4.35	52,947		2,387	4.51
Other borrowings	847		11	1.30	893		15	1.68

Total interest-bearing liabilities	181,253		5,339	2.95	189,796		6,766	3.56
Noninterest-bearing demand deposits	2,756				18
Other noninterest-bearing liabilities	1,222				1,315

Total liabilities	185,231				191,129
Equity	27,980				26,652

Total liabilities and equity	$213,212				$217,781

Net interest income			$6,801				$6,009

Interest rate spread				3.22%				2.79%
Net interest margin				3.46%				2.98%
Average interest-earning assets to average interest-bearing liabilities	1.09	X			1.06	X

48.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets
Loans receivable	$70	$(306)	$(236)
Investment securities	(188)	(17)	(205)
Other interest-earning assets	(30)	(164)	(194)

Total interest earning	(148)	(487)	(635)

Interest-bearing liabilities
NOW and demand deposits	(13)	(340)	(353)
Regular savings and other deposits	(57)	98	41
Money market deposits	(47)	(69)	(116)
Certificates of deposit	(172)	(676)	(848)
FHLB advances	(71)	(76)	(147)
Other borrowings	(1)	(3)	(4)

Total interest-bearing liabilities	(361)	(1,066)	(1,427)

Increase (decrease) in net interest income	$212	$579	$792

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. While maturities and scheduled amortization of loans and securities are predicable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $1.4 million for the year ended December 31, 2009 and $1.7 million for the year ended December 31, 2008. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturities and sales of securities. Net cash flows used in investing activities were $1.3 million for year ended December 31, 2009 and net cash flows used in investing activities were $9.9 million for the year ended December 31, 2008. Net cash provided by financing activities consisted primarily of activity in deposits and borrowings. Net cash flows used in financing activities were $3.8 million for the year ended December 31, 2009 and net cash flows from financing activities were $13.0 million for the year ended December 31, 2008. The changes in net cash flows provided by financing activities over the periods were primarily due to the repayment of advances from the Federal Home Loan Bank of Atlanta.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2009 and 2008, cash and short-term investments totaled $5.2 million and $8.9 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings as sources of funds.

At December 31, 2009 and 2008, we had outstanding commitments to originate loans of $2.2 million and $5.6 million, respectively, and unfunded commitments under lines of credit and standby letters of credit of $9.0 million and $11.0 million, respectively. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from December 31, 2009 totaled $50.7 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At December 31, 2009, we had $51.1 million in advances from the Federal Home Loan Bank of Atlanta and an available borrowing limit of $37.1 million.

We are subject to various regulatory capital requirements. At December 31, 2009, we were in compliance with all applicable capital requirements. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 11 of the Notes to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 12 of the Notes to our Financial Statements.

For fiscal years ended December 31, 2008 and 2009, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

New Accounting Standards

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effects of this guidance were not significant to the financial statements.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance during the third quarter of 2009. The effects of this guidance were not significant to the financial statements.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The Company adopted this guidance in third quarter of 2009 in its estimation of fair value of financial and nonfinancial assets measured on a recurring or nonrecurring basis. The effects of this guidance were not significant to the financial statements.

Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance is not expected to have a significant impact to the financial statements.

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this guidance is not expected to have a significant impact to the financial statements.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 8. Financial Statements and Supplementary Data

CULLMAN BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Cullman Bancorp, Inc.

Cullman, Alabama

We have audited the accompanying consolidated balance sheets of Cullman Bancorp, Inc., formally Cullman Savings Bank, as of December 31, 2009, and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cullman Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Brentwood, Tennessee

March 19, 2010

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

	2009	2008
ASSETS
Cash and cash equivalents	$2,174	$1,947
Federal funds sold	3,058	6,979

Cash and cash equivalents	5,232	8,926
Securities available for sale	18,080	24,530
Loans, net of allowance of $747 and $472	172,747	165,243
Loans held for sale	445	245
Premises and equipment, net	10,324	10,679
Foreclosed real estate	931	860
Accrued interest receivable	1,027	1,178
Restricted equity securities	2,711	3,439
Bank owned life insurance	2,242	2,139
Other assets	840	146

Total assets	$214,579	$217,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$1,726	$112
Interest bearing	123,393	134,102

Total deposits	125,119	134,214

Federal Home Loan Bank advances	51,107	54,671
Long-term debt	833	860
Accrued interest payable and other liabilities	1,006	1,195

Total liabilities	178,065	190,940

Commitments and contingencies (Note 12)	—	—

Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,512,751 and 0 shares outstanding at December 31, 2009 and December 31, 2008	25	—
Additional paid-in capital	10,330	—
Retained earnings	27,082	26,501
Accumulated other comprehensive income (loss)	64	(56)
Unearned ESOP shares, at cost	(936)	—
Amount reclassified on ESOP shares	(51)	—

Total shareholders’ equity	36,514	26,445

Total liabilities and shareholders’ equity	$214,579	$217,385

See accompanying notes to consolidated financial statements.

55.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

	2009	2008
Interest and dividend income:
Loans, including fees	$11,080	$11,316
Securities, taxable	1,046	1,251
Federal funds sold	14	208

Total interest income	12,140	12,775

Interest expense:
Deposits	3,088	4,364
Federal Home Loan Bank advances and other borrowings	2,251	2,402

Total interest expense	5,339	6,766

Net interest income	6,801	6,009

Provision for loan losses	388	145

Net interest income after provision for loan losses	6,413	5,864

Noninterest income:
Service charges on deposit accounts	460	485
Income on bank owned life insurance	107	177
Gain on sales of mortgage loans	297	317
Net gain (loss) on sales of securities	16	(138)
Impairment loss on securities	(725)	(1,158)
Other	34	64

Total noninterest income	189	(253)

Noninterest expense:
Salaries and employee benefits	2,657	2,542
Occupancy and equipment	662	688
Data processing	470	500
Professional and supervisory fees	205	172
Office expense	138	133
Advertising	96	118
Charitable contributions	603	90
FDIC deposit insurance	287	74
Other	270	265

Total noninterest expense	5,388	4,582

Income before income taxes	1,214	1,029
Income tax expense	633	733

Net income	$581	$296

Earnings per share:
Basic and diluted (Note 16)	$0.06	N/A

See accompanying notes to consolidated financial statements.

56.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2008	$—	$—	26,205	$(121)	$—	$—	$26,084

Comprehensive income:
Net income	—	—	296	—	—	—	296
Unrealized holding gains net of tax, $13	—	—	—	(1,180)	—	—	(1,180)
Reclassification adjustment for losses realized in income, net of tax $51	—	—	—	1,245	—	—	1,245

Total comprehensive income							361

Balance at December 31, 2008	$—	$—	$26,501	$(56)	$—	$—	$26,445

Comprehensive income:
Net income	—	—	581	—	—	—	581
Unrealized holding gains net of tax, $77	—	—	—	131	—	—	131
Reclassification adjustment for gains realized in net income, net of tax benefit $5	—	—	—	(11)	—	—	(11)

Total comprehensive income							701
Common stock issued to Cullman Savings Bank, Mutual Holding Company, 1,382,013	13	(13)	—	—	—	—	—
Initial funding of Cullman Savings Bank, Mutual Holding Company	—	(50)	—	—	—	—	(50)
Common stock issued to Charitable Foundation, 50,255	1	503	—	—	—	—	504
Common stock issued in initial public offering, 1,080,483 shares, net of issuance costs of $905	11	9,888	—	—	(985)		8,914
ESOP shares earned		2			49		51
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(51)	(51)

Balance at December 31, 2009	$25	$10,330	$27,082	$64	$(936)	$(51)	$36,514

See accompanying notes to consolidated financial statements.

57.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

	2009	2008
Cash Flows From Operating Activities
Net income	$581	$296
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	388	145
Depreciation and amortization, net	242	450
Deferred income tax benefit	(284)	(67)
Net (gain) loss on sale of securities	(16)	138
Loss from other-than-temporary impairment	725	1,158
Loss on sale of other real estate	86	7
Income on bank owned life insurance	(107)	(177)
Gain on sale of mortgage loans	(297)	(317)
Mortgage loans originated for sale	(15,077)	(15,776)
Mortgage loans sold	15,174	15,848
ESOP compensation expense	51	—
Stock issued to charitable foundation	504	—
Net change in operating assets and liabilities
Accrued interest receivable	151	(5)
Accrued interest payable	(57)	(368)
Other	(661)	352

Net cash from operating activities	1,403	1,684

Cash Flows From Investing Activities
Purchases of premises and equipment	(33)	(551)
Proceeds from sale of equipment	—	4
Purchases of securities	(6,500)	(11,747)
Proceeds from maturities, paydowns and calls of securities	12,039	6,558
Proceeds from sale of securities	1,000	750
(Purchases) redemptions of restricted equity securities	117	(344)
Proceeds from sales of foreclosed real estate	183	280
Purchases of bank owned life insurance	—	(2,000)
Proceeds from redemption of bank owned life insurance	—	201
Loan originations and payments, net	(8,081)	(3,087)

Net cash used in investing activities	(1,275)	(9,936)

Cash Flows from Financing Activities
Net change in deposits	(9,095)	5,360
Proceeds from Federal Home Loan Bank advances	—	20,000
Repayment of Federal Home Loan Bank advances	(3,564)	(12,265)
Repayment of long-term debt	(27)	(65)
Initial funding of Cullman Savings Bank, MHC	(50)	—
Proceeds from sale of capital stock, net of issuance costs	8,914	—

Net cash from (used in) financing activities	(3,822)	13,030

Change in cash and cash equivalents	(3,694)	4,778
Cash and cash equivalents, beginning of year	8,926	4,148

Cash and cash equivalents, end of period	$5,232	$8,926

See accompanying notes to consolidated financial statements.

58.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements of Cullman Bancorp, Inc. (“the Bancorp”) include the accounts of its wholly owned subsidiary, Cullman Savings Bank (“the Bank”) and its 99% ownership of Cullman Village Apartments, together referred to as (“the Company”). Intercompany transactions and balances are eliminated in the consolidation. The Company is majority owned (55%) by Cullman Savings Bank, MHC. These financial statements do not include the transactions and balances of Cullman Savings Bank, MHC.

The Company provides financial services through its offices in Cullman County, Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

On October 8, 2009, the Bank completed its conversion and reorganization from a mutual savings bank into a two-tier mutual holding stock company. In accordance with the plan of recognition, Cullman Bancorp, Inc. (of which Cullman Savings Bank became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Cullman Savings Bank.

Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the latest period shown. A total of 1,080,483 shares were sold in the conversion at $10 per share, raising $10.8 million of gross proceeds. Approximately $900,000 of conversion expenses were offset against the gross proceeds. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009. In addition, the Bank contributed $100,000 in cash and 50,255 shares of common stock to a charitable foundation that the Bank established in connection with the reorganization. The contribution of cash and shares of common stock totaled $603,000.

The combination of shares sold to the public and contributed to the charitable foundation represents 45% of the common stock of Cullman Bancorp’s outstanding shares. Cullman Savings Bank, MHC owns 55% or 1,382,013 shares.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying value of deferred tax assets and fair value of financial instruments are particularly subject to change.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

Cash Flows: Cash and cash equivalents include cash, due from financial institutions, and federal funds sold. Due from financial institutions are deposits with other financial institutions with maturities under 90 days. Net cash flows are reported for customer loan and deposit transactions and due from financial institutions.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

59.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization and accretion of purchase premiums and discounts. Premiums and discounts on securities are amortized and accreted using the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Management defers any material loan fees net of certain direct costs and amortizes these deferred fees or costs into interest income using the level yield method without anticipating prepayments.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

Concentration of Credit Risk: Most of the Company’s business activity is with current customers located within Cullman County. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Cullman County area.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

In accordance with accounting guidance for impaired loans, loans are considered impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans that meet certain size requirements and performance characteristics are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

60.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. The fair values of these derivatives have not been recognized at 2009 and 2008 because they are not significant.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method, with useful lives ranging from 5 to 7 years.

Foreclosed Real Estate: Real estate acquired through loan foreclosure is recorded at the lower of the carrying value of the related loan or fair value less cost to sell at the date of foreclosure. Subsequently, valuations are periodically performed and any reductions in fair value result in a write down of the carrying value and a charge to the income statement. Revenues and expenses from operations are recognized in the income statement as earned or incurred.

Restricted Equity Securities: The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. The principal differences relate to premises and equipment and the allowance for loan losses. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes, as of January 1, 2008. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Investment Tax Credit: During 1996, the Company invested $1,146 for a 99% interest as a limited partner in a 40-unit affordable housing project, Cullman Village Apartments. The Company is allocated tax credits and tax deductions for its investment in the project. The tax credits were for the first 10 years of the life of the project. However, the Company continues to receive tax benefits for the losses incurred in this project. The portion of income (losses) for 2009 and 2008 were $23 and ($11), respectively. The Company has determined that Cullman Village Apartments is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE’s activities and therefore consolidates the activities of the VIE into its financial statements. The total consolidated net assets of the VIE at December 31, 2009 and 2008 were approximately $633 and $627, respectively. Because of the immateriality of the balances, additional required disclosures have been omitted.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

61.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit at December 31, 2009 and 2008 were not significant and have not been recorded.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information. Changes in market conditions could significantly affect the estimates. For financial instruments where there is little or no relevant market information due to limited or no market activity, the Company estimates the fair value of these instruments through the use of a discounted present value of estimated cash flows technique, which includes the Company’s own assumptions as to the amounts and timing of cash flows, adjusted for risk factors related to nonperformance and liquidity. The Company’s assumptions are based on an exit price strategy and take into consideration the assumptions that a willing market participant would use about nonperformance and liquidity risk.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain officers and directors. Accounting guidance requires Company owned life insurance to be recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated into one operating segment.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings; dividends, when paid, on unearned ESOP shares reduce debt and accrued interest. Participants may put their ESOP shares back to the Company upon termination, and an amount of equity equal to the fair value of the shares is reclassified out of shareholders’ equity and into other liabilities.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Earnings per share for the period of October 8, 2009 to December 31, 2009 were based on net income attributable to common shareholders. Earnings per share are not applicable for periods prior to the conversion date of October 8, 2009.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Bancorp or by the Bancorp to shareholders.

New Accounting Standards: In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to

62.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effects of this guidance were not significant to the financial statements.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance during the third quarter of 2009. The effects of this guidance were not significant to the financial statements.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The Company adopted this guidance in third quarter of 2009 in its estimation of fair value of financial and nonfinancial assets measured on a recurring or nonrecurring basis. The effects of this guidance were not significant to the financial statements.

Newly Issued But Not Yet Effective Accounting Standards: In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance is not expected to have a significant impact to the financial statements.

63.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this guidance is not expected to have a significant impact to the financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE AND RESTRICTED EQUITY SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2009 and 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2009
U.S. Government sponsored agencies	$9,745	$15	$(50)	$9,710
Municipal - taxable	506	—	(22)	484
Residential mortgage-backed, GSE	4,068	126	—	4,194
Residential mortgage-backed, private label	1,531	—	(50)	1,481
Ultra Short mortgage mutual fund	2,126	85	—	2,211

Total	$17,976	$226	$(122)	$18,080

2008
U.S. Government sponsored agencies	$13,845	$254	$—	$14,099
Residential mortgage-backed, GSE	5,372	73	(96)	5,349
Residential mortgage-backed, private label	2,179	—	(321)	1,858
Ultra Short mortgage mutual fund	3,224	—	—	3,224

Total	$24,620	$327	$(417)	$24,530

The Company’s mortgage-backed securities are primarily issued by government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE. At December 31, 2009 and 2008, the Company had only one private label mortgage-backed security.

64.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE AND RESTRICTED EQUITY SECURITIES (Continued)

Sales of available for sale during the years ended December 31, 2009 and 2008 securities were as follows:

	2009	2008
Proceeds	$1,000	$750
Gross gains	18	—
Gross losses	$(2)	$(138)

Restricted equity securities at December 31, 2009 and 2008 consist of the following:

	2009	2008
Federal Home Loan Bank Stock	$2,711	$2,828
Silverton Stock	—	611

	$2,711	$3,439

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—	$500	$508
Due from five to ten years	2,500	2,505	1,098	1,121
Due after ten years	7,751	7,689	12,247	12,470
Mutual fund	2,126	2,211	3,224	3,224
Mortgage-backed	5,599	5,675	7,551	7,207

Total	$17,976	$18,080	$24,620	$24,530

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of December 31, 2009 and 2008 were $8,000 and $8,188, respectively. At December 31, 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies and the mutual fund investment, in an amount greater than 10% of shareholders’ equity.

65.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE AND RESTRICTED EQUITY SECURITIES (Continued)

Securities with unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2009
U.S. Government sponsored agencies	$5,696	$(50)	$—	$—	$5,696	$(50)
Municipal - taxable	484	(22)	—	—	484	(22)
Residential mortgage-backed, private	—	—	1,481	(50)	1,481	(50)

Total temporarily impaired	$6,180	$(72)	1,481	(50)	$7,661	$(122)

2008
Residential mortgage-backed, GSE	$1,851	$(90)	$—	$—	$1,851	$(90)
Residential mortgage-backed, private	1,858	(321)	334	(6)	2,192	(327)

Total temporarily impaired	$3,709	$(411)	334	(6)	$4,043	$(417)

Unrealized losses on securities backed by the US Government sponsored agencies have not been recognized into net income because the issuer’s bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. The private label mortgage-backed security carries an AAA credit rating and consists of fully amortizing ARMs of 1-4 family, owner occupied homes. Management has the intent and ability to hold this security for the foreseeable future, and the decline in fair value is largely due to the overall lack of liquidity in the market. The fair value is expected to recover as liquidity in the market improves.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal Government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The Company’s mutual fund consists of investment in shares of Shay Ultra Short Mortgage Fund. As required by accounting standards, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The Company considered the length of time this mutual fund had been impaired, the unpredictability for recovery to cost, and losses on sales of shares of the mutual fund during the years ended December 31, 2009 and 2008 in determining that a charge for other-than-temporary impairment was necessary during both periods. The Company sold $1,000 and $750 of shares of the mutual fund during 2009 and 2008, respectively, and has the intent to continue selling shares of the mutual fund. Therefore, any unrealized losses are shown as other-than-temporary impairment and recorded in earnings. The amount of pre-tax impairment loss on securities recorded in earnings for 2009 and 2008 was $114 and $1,158.

66.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE AND RESTRICTED EQUITY SECURITIES (Continued)

Restricted Equity Securities: The Company invests in both Federal Home Loan Bank (FHLB) Stock and Silverton Bank Stock, both carried at cost, less any impairment charges, and classified as restricted equity securities. Similar to available for sale securities, the Company periodically evaluates these shares of stock for impairment based on ultimate recovery of par value. On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) and was placed into receivership. The Company concluded that its investments in common stock of Silverton Bank’s Holding Company, Silverton Financial Services, Inc. were impaired and accordingly recorded an estimated other-than-temporary impairment charge of $611, which is reported in impairment loss on securities for the year ended December 31, 2009.

NOTE 3 – LOANS

Loans at December 31, 2009 and 2008 were as follows:

	2009	2008
Real estate loans:
One- to four-family	$81,436	$80,454
Multi-family	5,780	3,722
Commercial real estate	60,602	59,655
Construction	6,235	3,263

Total real estate loans	154,053	147,094
Commercial loans	7,506	6,592
Consumer loans	12,479	12,732

Total loans	174,038	166,418
Net deferred loan fees	(544)	(703)
Allowance for loan losses	(747)	(472)

Loans, net	$172,747	$165,243

Activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Beginning balance	$472	$430
Provision for loan losses	388	145
Loans charged off	(117)	(108)
Recoveries	4	5

Ending balance	$747	$472

67.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Individually impaired loans at December 31, 2009 and 2008 were as follows:

	2009	2008
Year-end loans with no allocated allowance for loan losses	$2,924	$3,139
Year-end loans with allocated allowance for loan losses	815	921

Total	$3,739	$4,060

Amount of allowance for loan losses allocated	$96	$69
Average of individually impaired loans during the year	$3,783	$3,922

Interest income recognized and cash basis interest income during the impairment period in December 31, 2009 and 2008 was considered immaterial.

Non-performing loans at December 31, 2009 and 2008 were as follows:

	2009	2008
Loans past due 90 days and still on accrual	$—	$4
Non-accrual loans	—	124

Total non-performing loans	—	128
Troubled debt restructurings	—	1,271

Total non-performing loans and troubled debt restructurings	$—	$1,399

Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2009 and 2008 were as follows:

	2009	2008
Land	$1,425	$1,425
Buildings and improvements	13,234	13,226
Furniture, fixtures and equipment	1,714	1,792

	16,373	16,443
Less: Accumulated depreciation	(6,049)	(5,764)

	$10,324	$10,679

Depreciation expense for the years ended December 31, 2009 and 2008 was $388 and $450, respectively.

68.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 5 – DEPOSITS

Time deposits of $100 or more at December 31, 2009 and 2008 were $37,732 and $40,476, respectively. Scheduled maturities of time deposits at December 31, 2009 for the next five years were as follows:

2009

2010	$50,660
2011	17,066
2012	3,171
2013	802
2014	982

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2009 and 2008, there were $51,107 and $54,671 in Federal Home Loan Bank advances, respectively. Interest rates on these advances ranged from 2.63% to 5.95% at December 31, 2009 and 2008. Maturity dates ranged from August 2010 to July 2018. The average rate on advances was 4.01% and 4.06% at December 31, 2009 and 2008, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $100,453 and $67,624 of first mortgage loans under a blanket lien arrangement at December 31, 2009 and 2008, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $37,100 at year-end 2009.

The FHLB advances at December 31, 2009 mature as follows:

2009

2010	$8,991
2011	5,116
2012	—
2013	5,000
2014	—

69.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

Of the $51,107 outstanding FHLB advances at December 31, 2009, there are $35,800 in convertible rate advances that will convert to variable rate advances with interest rates based upon LIBOR. At the conversion date, the Company has the option to renew these advances or repay the balances without penalty.

Information related to the Company’s convertible rate advances at December 31, 2009 and 2008 is described in the following tables:

2009

Maturity Date	Next Option Date	Current Interest Rate	Balance
12/22/2010	3/22/2010	4.95%	$3,800
12/21/2015	12/21/2010	4.43%	7,000
04/13/2016	04/13/2011	5.03%	5,000
07/31/2017	01/29/2010	4.08%	5,000
01/22/2018	01/22/2013	3.41%	5,000
05/14/2018	05/14/2013	3.64%	5,000
07/31/2018	1/29/2010	2.68%	5,000

			$35,800

NOTE 7 – LONG-TERM DEBT

At December 31, 2009 and 2008, long-term debt secured by premises was as follows:

	2009	2008

Payable in monthly installments of $2 including interest at prime minus 0.25% (3% at year end) through 2016	$154	$181
Payable at maturity in 2016, including interest at 0.5% per year	679	679

Total	$833	$860

Required payments at December 31, 2009 over the next five years are:

2009

2010	19
2011	24
2012	25
2013	25
2014	26

70.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 8 – INCOME TAXES

Income tax expense for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
Current federal	$818	$734
Current state	99	70
Deferred federal	(478)	(459)
Deferred state	(56)	(51)
Change in valuation allowance	250	439

Total	$633	$733

Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Deferred compensation	$92	$46
Allowance for loan losses	257	164
Loss from other-than-temporary impairment	772	490
Charitable contributions	109	—
Net unrealized loss on securities available for sale	—	33
Other	—	5

Total deferred tax assets	1,230	738
Deferred tax liabilities:
FHLB stock dividends	(81)	(81)
Deferred loan fees, net	(4)	(4)
Basis difference in fixed assets	(188)	(224)
Basis difference in low income housing investment	(141)	(134)
Net unrealized gain on securities available for sale	(38)	—
Other	(20)	—

Total deferred tax liabilities	(472)	(443)

Valuation allowance	(689)	(439)

Net deferred tax asset (liability)	$69	$(144)

A valuation allowance against deferred tax assets was required at December 31, 2009 and 2008. The other than temporary impairment charge and the other loss on sale of securities were considered a capital loss for federal income tax purposes and can only be deducted to the extent of capital gains. These losses are deductible against ordinary income for state income tax purposes.

In years ended December 31, 1985 and prior the Company was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts (reserve method) in determining taxable income. Legislation enacted in August 1986 repealed the reserved method effective for the Company for the year ended December 31, 1986. Therefore, retained earnings at December 31, 2009 and 2008 included approximately $1,248, which represents such bad debt deductions for which no deferred income taxes have been provided.

71.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 8 – INCOME TAXES (Continued)

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Tax expense (benefit) at statutory rate	$413	$350
State taxes, net of federal effect	28	12
Tax exempt income	—	(66)
Increase in valuation allowance	250	439
Other	(58)	(2)

Income tax	$633	$733

Effective tax rates:	52.2%	71.2%

The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the statement of operations for the years ended December 31, 2009 and 2008. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Alabama. The Company is no longer subject to examination by taxing authorities for years before 2006.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During 2008, the Company entered into two new deferred compensation plans. One plan covers Company directors whereby directors’ fees are deferred and matched by the Company at an amount of $6 per year. Under the director’s plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred and any matching thereon accumulated over the service period plus interest over 10 years, beginning with the individual’s termination of service. The other plan is an officer’s deferred bonus plan. Under the officer’s plan, participants are fully vested in their deferrals plus interest accrued after five years of service. The expense incurred under these plans for the years ended December 31, 2009 and 2008 was $138 and $113, respectively. The liability accrued under these plans for the years ended December 31, 2009 and 2008 was $249 and $111, respectively.

To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

The Company sponsors a profit-sharing plan which covers all salaried employees who have one or more years of service. Contributions are 100% vested after three years of service. The Company may contribute to the plan of up to 15% of the annual compensation of the employees covered under the plan. Charges to expense with respect to the plan for the years ended December 31, 2009 and 2008 were $268 and $276.

72.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

Effective October 8, 2009, employees participate in an Employee Stock Ownership Plan (ESOP). The ESOP borrowed from the Company to purchase 98,500 shares of Bancorp stock at $10 per share during 2009. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. Because the Company’s stock was not traded on an established market, as of December 31, 2009, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares of $51.

Contributions to the ESOP during 2009 were $66 and expense was $51.

Shares held by the ESOP were as follows at year-end:

2009
Allocated to participants	4,925
Unearned	93,575

Total ESOP shares	98,500

Fair value of unearned shares	$968,501

NOTE 11 – REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2009, the Bank met all capital adequacy requirements to which it is subject. Bank holding companies under $500 million in assets are not required to report regulatory capital ratios.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

73.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 11 – REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts for the Bank (in thousands) and ratios at December 31, 2009 and 2008 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets	$32,116	22.03%	$11,929	8.00%	$14,911	10.00%
Tier 1 (Core) Capital to risk weighted assets	32,105	21.53%	5,964	4.00%	8,947	6.00%
Tier 1 (Core) Capital to tangible assets	32,105	15.02%	6,412	3.00%	10,686	5.00%
Tangible Capital to tangible assets	32,105	15.02%	3,206	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets	$26,904	17.25%	$12,478	8.00%	$15,597	10.00%
Tier 1 (Core) Capital to risk weighted assets	26,501	17.00%	6,238	4.00%	9,357	6.00%
Tier 1 (Core) Capital to tangible assets	26,501	12.24%	6,493	3.00%	10,822	5.00%
Tangible Capital to tangible assets	26,501	12.24%	3,247	1.50%	N/A	N/A

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes this test is met.

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2010, the Bank could, without prior approval, declare dividends of approximately $884 plus any 2010 net profits retained to the date of the dividend declaration.

NOTE 12 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

74.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 12 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2009 and 2008 was as follows: end.

	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$2,091	$150	$5,644	$—
Unused lines of credit	2,378	5,648	5,840	5,064
Standby letters of credit	5	939	80	—

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are typically residential real estate construction loan commitments and have interest rates ranging from 6.5% to 6.75% and maturities ranging from 6 to 12 months.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during the years ending December 31, 2009 and 2008 were as follows:

	2009	2008
Beginning balance	$9,267	$8,863
New loans	3,387	1,687
Repayments	(3,606)	(1,283)

Ending balance	$9,048	$9,267

Deposits from principal officers, directors, and their affiliates at December 31, 2009 and 2008 were $968 and $370.

75.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

76.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 2)

	2009	2008
Financial assets:
U.S. Government sponsored agencies	$9,710	$14,099
Municipal - taxable	484	—
Residential mortgage-backed, GSE	4,194	5,349
Residential mortgage-backed, private label	1,481	1,858
Ultra Short mortgage mutual fund	2,211	3,224

Total investment securities available for sale	$18,080	$24,530

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	2009	2008
Assets:
Impaired loans, with specific allocations	$719	$852
Other real estate owned	931	860

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $815 and $921, with a valuation allowance of $96 and $69, resulting in an addition in the provision for loan losses of $27 and $37 for the years ended December 31, 2009 and 2008, respectively.

77.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $931, which is made up of the outstanding balance of $992, net of a valuation allowance of $61 at December 31, 2009, resulting in a write-down of $61for the year ending December 31, 2009.

Loans held for sale, which are carried at the lower of cost or fair value, had fair values in excess of cost at December 31, 2009 and 2008 and were therefore carried at cost with no fair value valuation allowance at both year ends.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at December 31, 2009 and 2008 are summarized below:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Securities available for sale	$18,080	$18,080	$24,530	$24,350
Loans, net	172,747	182,434	165,243	173,516
Loans held for sale	445	445	245	245
Restricted equity securities	2,711	N/A	3,439	N/A

Financial liabilities
Deposits	125,119	130,979	134,214	136,986
Federal Home Loan Bank Advances	51,107	53,992	54,671	59,477
Long-term debt	833	833	860	860

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on transferability. The fair value of off-balance sheet items is not consider material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Cash paid during the period for:
Interest paid	$5,396	$6,693
Income taxes paid	907	790
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	739	996
Loans advanced for sales of foreclosed assets	399	—

78.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 16 – EARNINGS PER COMMON SHARE (“EPS”)

Basic earnings per common share is presented for the period beginning October 8, 2009, the date of conversion to, December 31, 2009. T he factors used in the earnings per common share computation follow:

2009
Basic
Net income since formation of the Company on October 8, 2009	$151

Weighted average common shares outstanding	2,512,751
Less: Average unallocated ESOP shares	(97,341)

Average shares	2,415,410

Basic earnings (loss) per common share	$0.06

There were no potential dilutive common shares for the period presented. There were no common shares outstanding prior to October 8, 2009.

79.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Cullman Bancorp, Inc. was formed on October 8, 2009. Condensed financial information of Cullman Bancorp, Inc. at December 31, 2009 and for the period of October 8, 2009 through December 31, 2009 is as follows:

CONDENSED BALANCE SHEET

DECEMBER 31, 2009

2009
ASSETS
Cash and cash equivalents	$4,434
ESOP loan receivable	926
Investment in banking subsidiary	31,208

Total assets	$36,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	3
Shareholders’ equity	36,565

Total liabilities and shareholders’ equity	$36,568

CONDENSED STATEMENT OF INCOME

FOR THE PERIOD OCTOBER 8, 2009 THROUGH DECEMBER 31, 2009

2009
Interest income	$7

Income before tax and undistributed subsidiary income	7

Income tax expense	3
Equity in subsidiary net income	147

Net income	$151

80.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(All amounts in thousands, except share and per share data)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD OCTOBER 8, 2009 THROUGH DECEMBER 31, 2009

2009
Cash Flows From Operating Activities
Net income	$151
Adjustments to reconcile net income to net cash from operating activities:
Stock issued to charitable foundation	504
Change in other liabilities	3
Equity in subsidiary net income	(147)

Net cash from (used in) operating activities	511

Cash Flows From Investing Activities
Payments received on ESOP loan	59
Equity investment in subsidiary	(5,000)

Net cash from (used in) investing activities	(4,941)

Cash Flows from Financing Activities
Initial funding of Cullman Savings Bank, MHC	(50)
Proceeds from sale of capital stock, net of issuance costs	8,914

Net cash from (used in) financing activities	8,864

Change in cash and cash equivalents	4,434
Cash and cash equivalents, beginning of year	—

Cash and cash equivalents, end of period	$4,434

81.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company has adopted interim disclosure controls and procedures designed to facilitate financial reporting. The Company’s interim disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s interim disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

(b) Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a management’s assessment of our internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to transition rules established by the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

82.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Cullman Bancorp, Inc. has adopted a Code of Ethics that applies to Cullman Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is posted on the Company’s website at www.cullmansavingsbank.com. A copy of the Code will be furnished without charge upon written request to the Secretary, Cullman Bancorp, Inc., 316 Second Avenue SW, Cullman, Alabama 35055.

Information concerning Directors and executive officers of Cullman Bancorp, Inc. and certain board committee members is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

Item 13. Certain Relationships, Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

83.

PART IV

Item 15. Exhibits

(a)(1) Financial Statements

The following are filed as a part of this report:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2009 and 2008

(C)	Consolidated Statements of Income - Years ended December 31, 2009 and 2008

(D)	Consolidated Statements of Changes In Shareholders’ Equity - Years ended December 31, 2009 and 2008

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Charter of Cullman Bancorp, Inc. (1)

3.2	Bylaws of Cullman Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Cullman Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Cullman Savings Bank Directors’ Cash Compensation Deferral Plan and Amendment No. 1 thereto (1)

10.3	Cullman Savings Bank Deferred Incentive Plan (1)

10.4	Form of Split Dollar Agreements (1)

10.5	Profit Sharing Plan (1)

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cullman Bancorp, Inc. (file no. 333-160167), originally filed with the Securities and Exchange Commission on June 23, 2009.

84.

Item 16. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CULLMAN BANCORP, INC.

Date: March 19, 2010	By:	/s/ John A. Rilry, III
John A. Riley, III
President and Chief Executive Officer (Duly Authorized Representative)

Signatures	Title	Date

/s/John A. Riley, III John A. Riley, III	President and Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2010

/s/Dr. William Peinhardt Dr. William Peinhardt	Chairman of the Board and Director	March 19, 2010

/s/Dr. Paul Bussman Dr. Paul Bussman	Director	March 19, 2010

/s/Kim Chaney Kim Chaney	Director	March 19, 2010

/s/Nancy McClellan Nancy McClellan	Director	March 19, 2010

/s/Michael Duke Michael Duke	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2010

85.