Form 10-Q
period 2010-03-31
Cullman Bancorp, Inc.
filed 2010-05-07
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITEIS EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated file	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

2,512,750 of Common Stock, par value $.01 per share, were issued and outstanding as of May 7, 2010

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

Consolidated Balance Sheets

(All amounts in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,137	$2,174
Federal funds sold	7,723	3,058

Cash and cash equivalents	9,860	5,232
Securities available for sale	19,500	18,080
Loans, net of allowance of $802 and $747	173,895	172,747
Loans held for sale	192	445
Premises and equipment, net	10,243	10,324
Foreclosed real estate	733	931
Accrued interest receivable	1,087	1,027
Restricted equity securities	2,711	2,711
Bank owned life insurance	2,268	2,242
Other assets	847	840

Total assets	$221,336	$214,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$2,234	$1,726
Interest bearing	128,996	123,393

Total deposits	131,230	125,119

Federal Home Loan Bank advances	51,011	51,107
Long-term debt	833	833
Accrued interest payable and other liabilities	1,205	1,006

Total liabilities	184,279	178,065

Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,512,750 shares outstanding at March 31, 2010 and December 31, 2009	25	25
Additional paid-in capital	10,330	10,330
Retained earnings	27,600	27,082
Accumulated other comprehensive income	89	64
Unearned ESOP shares, at cost	(936)	(936)
Amount reclassified on ESOP shares	(51)	(51)

Total shareholders’ equity	37,057	36,514

Total liabilities and shareholders’ equity	$221,336	$214,579

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income:
Loans, including fees	$2,759	$2,730
Securities, taxable	227	281
Federal funds sold and other	4	2

Total interest income	2,990	3,013

Interest expense:
Deposits	540	910
Federal Home Loan Bank advances and other borrowings	511	541

Total interest expense	1,051	1,451

Net interest income	1,939	1,562

Provision for loan losses	57	125

Net interest income after provision for loan losses	1,882	1,437

Noninterest income:
Service charges on deposit accounts	110	116
Income on bank owned life insurance	26	25
Gain on sales of mortgage loans	64	76
Net gain (loss) on sales of securities	11	(2)
Impairment loss on securities	—	(725)
Other	12	19

Total noninterest income	223	(491)

Noninterest expense:
Salaries and employee benefits	679	635
Occupancy and equipment	165	180
Data processing	127	128
Professional and supervisory fees	95	45
Office expense	23	30
Advertising	13	20
FDIC deposit insurance	37	37
Other	148	73

Total noninterest expense	1,287	1,148

Income (loss) before income taxes	818	(202)
Income tax expense	300	140

Net income (loss)	$518	$(342)

Earnings per share:
Basic and diluted (Note 3)	$0.21	N/A

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total

Balance at January 1, 2010	$25	$10,330	27,082	$64	$(936)	$(51)	$36,514

Comprehensive income:
Net income	—	—	518	—	—	—	518
Unrealized holding gains net of tax, $19	—	—	—	32	—	—	32
Reclassification adjustment for gains realized in income, net of tax $4	—	—	—	(7)	—	—	(7)

Total comprehensive income							543

Balance at March 31, 2010	$25	$10,330	$27,600	$89	$(936)	$(51)	$37,057

Balance at January 1, 2009	$—	—	26,501	(56)	—	—	26,445

Comprehensive income:
Net loss	—	—	(342)	—	—	—	(342)
Unrealized holding gains net of tax, $83	—	—	—	(255)	—	—	(255)
Reclassification adjustment for gains realized in net income, net of tax benefit $1	—	—	—	115	—	—	115

Total comprehensive income							(482)

Balance at March 31, 2009	$—	$—	$26,159	$(196)	$—	$—	$25,963

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$518	$(342)
Adjustments to reconcile net income (loss) net cash from operating activities:
Provision for loan losses	57	125
Depreciation and amortization, net	59	40
Deferred income tax benefit (expense)	21	(19)
Net (gain) loss on sale of securities	(11)	2
Loss from other-than-temporary impairment on securities	—	725
Loss on sale of other real estate	74	2
Income on bank owned life insurance	(26)	(25)
Gain on sale of mortgage loans	(64)	(76)
Mortgage loans originated for sale	(3,100)	(3,998)
Mortgage loans sold	3,417	3,893
Net change in operating assets and liabilities
Accrued interest receivable	(60)	97
Accrued interest payable	(21)	(43)
Other	178	(94)

Net cash from operating activities	1,042	287

Cash Flows From Investing Activities
Purchases of securities	(6,497)	(1,000)
Proceeds from maturities, paydowns and calls of securities	4,878	2,973
Proceeds from sale of securities	250	250
Proceeds from sales of foreclosed real estate	124	—
Proceeds from redemption of bank owned life insurance	—	114
Loan originations and payments, net	(1,184)	(1,513)

Net cash from (used in) investing activities	(2,429)	824

Cash Flows from Financing Activities
Net change in deposits	6,111	646
Repayment of Federal Home Loan Bank advances	(96)	(3,203)

Net cash from (used in) financing activities	6,015	(2,557)

Change in cash and cash equivalents	4,628	(1,446)

Cash and cash equivalents, beginning of period	5,232	8,926

Cash and cash equivalents, end of period	$9,860	$7,480

Cash paid during the period for:
Interest paid	$1,072	$1,494
Income taxes paid	$19	$—
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$—	$171

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cullman Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of Cullman Bancorp, Inc. (“the Bancorp”) include the accounts of its wholly owned subsidiary, Cullman Savings Bank (“the Bank”) and its 99% ownership of Cullman Village Apartments (collectively referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation. The Company is majority owned (55%) by Cullman Savings Bank, MHC. These financial statements do not include the transactions and balances of Cullman Savings Bank, MHC.

Cullman Bancorp, Inc., headquartered in Cullman, Alabama was formed to serve as the stock holding company for Cullman Savings Bank following the reorganization and stock offering as part of the mutual-to-stock conversion of Cullman Savings Bank. On October 8, 2009, the Bank completed its conversion and reorganization from a mutual savings bank into a two-tier mutual holding stock company. In accordance with the plan of reorganization, Cullman Bancorp, Inc. (of which Cullman Savings Bank became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Cullman Savings Bank and others.

Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the latest period shown. A total of 1,080,483 shares were sold in the conversion at $10 per share, raising $10.8 million of gross proceeds. Approximately $900 of conversion expenses were offset against the gross proceeds. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009. In addition, the Bank contributed $100 in cash and 50,255 shares of common stock to a charitable foundation that the Bank established in connection with the reorganization. The contribution of cash and shares of common stock totaled $603. The shares sold to the public and contributed to the charitable foundation represent 45% of Cullman Bancorp’s outstanding shares. Cullman Savings Bank, MHC owns 55% or 1,382,013 shares.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010 and December 31, 2009 and the results of operations and cash flows for the interim periods ended March 31, 2010 and 2009. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2009. Balances shown on the consolidated financial statements for periods prior to October 8, 2009 represent the balances of Cullman Savings Bank only.

(2)	NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued an update to previously issued accounting standards for fair value measurements and disclosures. This update enhances disclosures for recurring and nonrecurring fair value measurements. An entity will be required to disclose the amounts of significant transfers in and out of Levels 1 and 2 and a description of the reasons for the transfers. Additionally, within the reconciliation of assets and liabilities measured at fair value using Level 3 inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements at their gross amounts instead of net. This amendment also provided clarification on the level of disaggregation of each class of assets and liabilities measured at fair value and the level of disclosure required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring assets and liabilities that fall in either Level 2 or Level 3. This amendment is effective for interim and annual reporting periods beginning after December 31, 2009, except for the disclosures related to the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure standards required for periods beginning after December 31, 2009. The effects of adopting this guidance were not significant to the financial statements. The effects of adopting the amended standards effective for fiscal years beginning after December 15, 2010 are not expected to be significant to the financial statements.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(3)	EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents. Diluted earnings per common share is equal to basic earnings per common share for the three month period ended March 31, 2010 as there were no potentially dilutive common shares. The factors used in the earnings per common share computation follow:

Three months ended March 31, 2010

Basic
Net income	$518

Weighted average common shares	2,512,750
Less: Average unallocated ESOP shares	(93,575)

Average shares	2,419,175

Basic earnings per common share	$0.21

There were no potential dilutive common shares for the period presented. There were no common shares outstanding during the three months ended March 31, 2009.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE FOR SALE AND RESTRICTED EQUITY SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010 (Unaudited)
U.S. Government sponsored agencies	$10,996	$34	$(70)	$10,960
Municipal - taxable	1,253	—	(26)	1,227
Residential mortgage-backed, GSE	3,833	129	—	3,962
Residential mortgage-backed, private label	1,390	—	(4)	1,386
Ultra Short mortgage mutual fund	1,887	78	—	1,965

Total	$19,359	$241	$(100)	$19,500

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
U.S. Government sponsored agencies	$9,745	$15	$(50)	$9,710
Municipal - taxable	506	—	(22)	484
Residential mortgage-backed, GSE	4,068	126	—	4,194
Residential mortgage-backed, private label	1,531	—	(50)	1,481
Ultra Short mortgage mutual fund	2,126	85	—	2,211

Total	$17,976	$226	$(122)	$18,080

The Company’s mortgage-backed securities are primarily issued by government agencies and government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the table above as GSE. At March 31, 2010 and December 31, 2009, the Company had only one private label mortgage-backed security.

Sales of available for sale securities during the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Proceeds	$250	$250
Gross gains	11	—
Gross losses	—	(2)

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
	(Unaudited)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—	$—	$—
Due from five to ten years	—	—	2,500	2,505
Due after ten years	12,249	12,187	7,751	7,689
Mutual fund	1,887	1,965	2,126	2,211
Residential mortgage-backed	5,223	5,348	5,599	5,675

Total	$19,359	$19,500	$17,976	$18,080

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of March 31, 2010 and December 31, 2009 were $9,720 and $8,000, respectively. At March 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2010 (Unaudited)
U.S. Government sponsered agencies	$5,927	$(70)	$—	$—	$5,927	$(70)
Municipal - taxable	1,227	(26)	—	—	1,227	(26)
Residential mortgage-backed, private label	1,386	(4)	—	—	1,386	(4)

Total	$8,540	$(100)	$—	$—	$8,540	$(100)

December 31, 2009
U.S. Government sponsered agencies	$5,696	$(50)	$—	$—	$5,696	$(50)
Municipal - taxable	484	(22)	—	—	484	(22)
Residential mortgage-backed, private label	—	—	1,481	(50)	1,481	(50)

Total	$6,180	$(72)	$1,481	$(50)	$7,661	$(122)

Unrealized losses on securities backed by the US Government sponsored agencies have not been recognized into net income because the issuer’s bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell these securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date. The private label mortgage-backed security carries an AAA credit rating and consists of fully amortizing ARMs of 1-4 family, owner occupied homes. Management does not intend this security and it is not more likely than not that management would be required to sell it prior to their anticipated recovery, and the decline in fair value is largely due to the overall lack of liquidity in the market. The fair value is expected to recover as liquidity in the market improves.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

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

The Company’s mutual fund consists of investment in shares of Shay Ultra Short Mortgage Fund. As required by accounting standards, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The Company considered the length of time this mutual fund had been impaired, the unpredictability for recovery to cost, and losses on sales of shares of the mutual fund during the three months ended March 31, 2009 in determining the amount of any other-than-temporary impairment charge. The Company sold $250 of shares of the mutual fund during the three months ended March 31, 2009 and had the intent to continue selling shares of the mutual fund. Therefore, the unrealized losses for other-than-temporary impairment were recorded in earnings during the three months ended March 31, 2009 at a pretax amount of $114. The Company will continue to sell shares of the mutual fund in the future and will, therefore, recognize any future other-than-temporary impairments into earnings.

Restricted Equity Securities

At March 31, 2010 and December 31, 2009, restricted equity securities consisted of shares of Federal Home Loan Bank (FHLB) Stock, which is carried at cost, less any impairment charges, and classified as restricted equity securities. Similar to available for sale securities, the Company periodically evaluates these shares of stock for impairment based on ultimate recovery of par value.

On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) and was placed into receivership. The Company concluded that its investments in common stock of Silverton Bank’s Holding Company, Silverton Financial Services, Inc. were impaired and accordingly recorded an estimated other-than-temporary impairment charge of $611 for the three months ended March 31, 2009, which is reported in impairment loss on securities.

(5)	LOANS

The components of loans receivable at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Real estate loans:
One- to four-family	$83,513	$81,436
Multi-family	5,729	5,780
Commercial real estate	61,056	60,602
Construction	5,168	6,235

Total real estate loans	155,466	154,053
Commercial loans	7,382	7,506
Consumer loans	12,371	12,479

Total loans	175,219	174,038

Net deferred loan fees	(522)	(544)
Allowance for loan losses	(802)	(747)

Loans, net	$173,895	$172,747

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Activity in the allowance for loan losses for the three months ended was as follows:

	Three months ended March 31,
	(Unaudited)
	2010	2009
Beginning balance	$747	$472
Provision for loan losses	57	125
Loans charged off	(3)	—
Recoveries	1	2

Ending balance	$802	$599

Individually impaired loans at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Loans with no allocated allowance for loan losses	$4,187	$2,924
Loans with allocated allowance for loan losses	861	815

Total	$5,048	$3,739

Amount of allowance for loan losses allocated	$147	$96
Average of individually impaired loans during the period	$5,060	$3,783

Interest income recognized and cash basis interest income during the impairment period in the three months ended March 31, 2010 and the year ended December 31, 2009 was considered immaterial.

Non-performing loans at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Loans past due 90 days and still on accrual	$—	$—
Non-accrual loans	1,387	—

Total non-performing loans	1,387	—
Troubled debt restructurings	—	—

Total non-performing loans and troubled debt restructurings	$1,387	$—

Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2010 and December 31, 2009:

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 2)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Financial assets:
U.S. Government sponsored agencies	$10,960	$9,710
Municipal - taxable	1,227	484
Residential mortgage-backed, GSE	3,962	4,194
Residential mortgage-backed, private label	1,386	1,481
Ultra Short mortgage mutual fund	1,965	2,211

Total investment securities available for sale	$19,500	$18,080

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets:
Impaired loans, with specific allocations	$714	$719
Other real estate owned	733	931

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $861 and $815, with a valuation allowance of $147 and $96 at March 31, 2010 and December 31, 2009, respectively. The resulting addition to the provision for loan losses from these impairments was $51 and $27 for the three months ended March 31, 2010 and for the year ended December 31, 2009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $733 and $931 at March 31, 2010 and December 31, 2009, respectively. The net carrying amount is made up of the outstanding balance net of a valuation allowance. The outstanding balance and valuation allowance of other real estate owned at March 31, 2010 and December 31, 2009 were $751and $18, and $992 and $61, respectively. The resulting write-downs for the three months ended March 31, 2010 and for the year ended December 31, 2009 were $18 and $61, respectively.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Many of the Bank’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Bank’s remaining on-balance sheet financial instruments at March 31, 2010 and December 31, 2009 are summarized below:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Securities available for sale	$19,500	$19,500	$18,080	$18,080
Loans, net	173,895	183,924	172,747	182,434
Loans held for sale	192	192	445	445
Restricted equity securities	2,711	N/A	2,711	N/A

Financial liabilities
Deposits	131,230	132,525	125,119	130,979
Federal Home Loan Bank Advances	51,011	53,894	51,107	53,992
Long-term debt	833	833	833	833

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CULLMAN BANCORP, INC.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2009.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Our total assets increased to $221.3 million at March 31, 2010 from $214.6 million at December 31, 2009. The increase was primarily attributable to an increase in cash and cash equivalents of $4.6 million, or 88.5%, to $9.9 million at March 31, 2010 and an increase in securities available for sale of $1.4 million, or 7.9%, to $19.5 million. Increases in cash and cash equivalents and securities available for sale were brought about by increases in deposits of $6.1 million, or 4.9%, to $131.2 million at March 31, 2010 from $125.1 million at December 31, 2009.

The $6.1 million increase in deposits reflected a $5.6 million increase in interest bearing deposits and a $508,000 increase in non-interest bearing deposits. The increase in interest bearing deposits resulted from an increase of $3.2 million, or 4.4%, of total Certificates of Deposit to $75.8 million from $72.7 million at December 31, 2009 and an increase in savings and money market accounts of $4.0 million, or 18.1%, from $22.1 million to $26.1 million at March 31, 2010. Total equity increased to $37.1 million at March 31, 2010 from $36.5 million at December 31, 2009. The net increase of $543,000, or 1.5%, was primarily attributable to net income of $518,000 for the three months ended March 31, 2010 and an increase in accumulated other comprehensive income of $25,000.

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

	For The Three Months Ended March 31
	2010				2009
	Average Balance		Interest and Dividends	Yield Cost	Average Balance		Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$173,686		$2,759	6.44%	$166,517		$2,730	6.65%
Securities available for sale	19,344		227	4.75	22,178		281	5.14
Other interest-earning assets	8,757		4	0.19	7,465		2	0.11

Total interest-earning assets	201,786		2,990	6.01	196,160		3,013	6.23
Noninterest earning assets	15,405				17,987

Total average assets	$217,191				$214,147

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$27,359		44	0.65	$32,542		$97	1.21
Regular savings and other deposits	13,860		32	0.94	11,052		51	1.87
Money market deposits	10,917		29	1.08	10,958		39	1.44
Certificates of deposit	73,973		435	2.38	78,846		723	3.72

Total interest-bearing deposits	126,109		540	1.74	133,398		910	2.77
FHLB advances	51,065		508	4.04	52,059		537	4.18
Other borrowings	833		3	1.30	860		4	1.86

Total interest-bearing liabilities	178,007		1,051	2.39	186,317		1,451	3.16
Noninterest-bearing demand deposits	6,461				10
Other noninterest-bearing liabilities	168				1,026

Total liabilities	184,636				187,353
Equity	32,555				26,794

Total liabilities and equity	$217,191				$214,147

Net interest income			$1,939				$1,562

Interest rate spread				3.61%				3.07%
Net interest margin				3.90%				3.23%
Average interest-earning assets to average interest-bearing liabilities	1.13	X			1.05	X

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. We recorded net income of $518,000 for the three months ended March 31, 2010 compared to a net loss of $342,000 for the three months ended March 31, 2009. The increase in net income was primarily attributable to an other-than-temporary impairment loss of $725,000 recognized during the three months ended March 31, 2009 on securities available-for-sale and a decrease in interest expense of $400,000 during the three months ended March 31, 2010.

Interest Income. Interest income decreased slightly by $23,000 for the three months ended March 31, 2010 from $3.0 million for the three months ended March 31, 2009, reflecting a 22 basis point decrease in the average yield on interest-earning assets. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets.

Interest income on loans increased to $2.8 million for the three months ended March 31, 2010 from $2.7 million for the three months ended March 31, 2009, reflecting the increase in the average balance of our loans to $173.7 million from $166.5 million, which more than offset the decrease in the average yield on loans to 6.44% from 6.65%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased to $227,000 for the three months ended March 31, 2010 from $281,000 for the three months ended March 31, 2009, reflecting a decrease in the average balance of such securities to $19.3 million from $22.2 million, as well as a decrease in the average yield on such securities to 4.75% from 5.14%.

Interest Expense. Interest expense decreased $400,000, or 27.59%, to $1.1 million for the three months ended March 31, 2010 from $1.5 million for the three months ended March 31, 2009. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 2.39% in the 2010 period from 3.16% in the 2009 period, as well as a decrease in the average balance of such deposits and borrowings to $178.0 million for the 2010 period from $186.3 million for the 2009 period.

Interest expense on certificates of deposit decreased to $435,000 for the three months ended March 31, 2010 from $723,000 for the three months ended March 31, 2009, reflecting a decrease in the average balance of such certificates to $74.0 million from $78.8 million as well as a decrease in the average cost of such certificates to 2.38% from 3.72%. The decrease in the average cost of such certificates reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2009 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $105,000 for the three months ended March 31, 2010 from $187,000 for the three months ended March 31, 2009, reflecting a decrease of $2.4 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.82% from 1.39% for the same periods ended.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $511,000 for the three months ended March 31, 2010 from $541,000 for the three months ended March 31, 2009, as the average rate paid on such borrowings decreased to 3.99% from 4.15% and the average balance of such borrowings decreased to $51.9 million from $52.9 million.

Net Interest Income. Net interest income increased to $1.9 million for the three months ended March 31, 2010 from $1.6 million for the three months ended March 31, 2009. The increase reflected an increase in our interest rate spread to 3.61% from 3.07%. The ratio of our interest-earning assets to average interest-bearing liabilities increased to 1.13X for the three months ended March 31, 2010 from 1.05X for the three months ended March 31, 2009. Our net interest margin also increased to 3.90% from 3.23%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $57,000 for the three months ended March 31, 2010 compared to $125,000 for the three months ended March 31, 2009. The allowance for loan losses was $802,000 or 0.46% of total loans at March 31, 2010 compared to $599,000, or 0.36% of total loans at March 31, 2009. Total nonperforming loans were $1.4 million at March 31, 2010 compared to $562,000 at March 31, 2009. While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors in the 2009 period to reflect further deterioration in the economy. This resulted in a higher provision and allowance for loan losses during that period. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2010 and 2009.

Noninterest Income. Noninterest income increased to $223,000 for the three months ended March 31, 2010 from ($491,000) for the three months ended March 31, 2009. The increase in noninterest income was due to $725,000 of pretax other-than-temporary impairment losses on available-for-sale securities in the 2009 period compared to no such losses in the 2010 period.

Noninterest Expense. Noninterest expense increased slightly to $1.3 million for the three months ended March 31, 2010 from $1.1 million for the three months ended March 31, 2009. The increases were in salaries and employee benefits of $44,000, professional and supervisory fees of $50,000, and other expenses of $75,000, offset partially by decreases in occupancy and equipment expenses, office and advertising expenses. The primary contributing factor to the increase in other noninterest expense came from losses on the sale of foreclosed real estate of $74,000 during the three months ended March 31, 2010 compared with $2,000 during the three months ended March 31, 2009.

Income Tax Expense. The provision for income taxes was $300,000 for the three months ended March 31, 2010 compared to $140,000 for the three months ended March 31, 2009. Our effective tax rate was 36.7% for the three months ended March 31, 2010 compared to 69.3% for the three months ended March 31, 2009. The higher effective tax rate for the three months ended March 31, 2009 was not meaningful due to other-than-temporary impairment losses on available-for-sale securities. This resulted in income tax expense even though we had a pre-tax loss. Impairment losses on equity securities are considered capital losses, and can only be used as a tax deduction for federal income tax purposes to the extent of capital gains.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cullman Bancorp, Inc.

Date: May 7, 2010

/s/ John A. Riley III
John A. Riley III
President & Chief Executive Officer

/s/ Michael Duke
Michael Duke
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of John A. Riley III, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Michael Duke, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of John A. Riley III, President and Chief Executive Officer, and Michael Duke, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.