Form 10-Q
period 2010-06-30
Cullman Bancorp, Inc.
filed 2010-08-06
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

2,512,750 of Common Stock, par value $.01 per share, were issued and outstanding as of August 6, 2010

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,084	$2,174
Federal funds sold	7,124	3,058

Cash and cash equivalents	9,208	5,232
Securities available for sale	20,173	18,080
Loans, net of allowance of $796 and $747, respectively	173,703	172,747
Loans held for sale	627	445
Premises and equipment, net	10,794	10,324
Foreclosed real estate	1,339	931
Accrued interest receivable	1,135	1,027
Restricted equity securities	2,711	2,711
Bank owned life insurance	2,296	2,242
Other assets	824	840

Total assets	$222,810	$214,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$5,476	$1,726
Interest bearing	130,540	123,393

Total deposits	136,016	125,119

Federal Home Loan Bank advances	47,114	51,107
Long-term debt	833	833
Accrued interest payable and other liabilities	1,139	1,006

Total liabilities	185,102	178,065

Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,512,750 shares outstanding at June 30, 2010 and December 31, 2009	25	25
Additional paid-in capital	10,330	10,330
Retained earnings	28,110	27,082
Accumulated other comprehensive income	205	64
Unearned ESOP shares, at cost	(911)	(936)
Amount reclassified on ESOP shares	(51)	(51)

Total shareholders’ equity	37,708	36,514

Total liabilities and shareholders’ equity	$222,810	$214,579

See accompanying notes to the consolidated financial statements

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

(All amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$2,813	$2,741	$5,572	$5,471
Securities, taxable	238	262	465	543
Federal funds sold and other	4	1	8	3

Total interest income	3,055	3,004	6,045	6,017
Interest expense:
Deposits	527	826	1,067	1,736
Federal Home Loan Bank advances and other borrowings	514	539	1,025	1,080

Total interest expense	1,041	1,365	2,092	2,816

Net interest income	2,014	1,639	3,953	3,201
Provision for loan losses	76	106	133	231

Net interest income after provision for loan losses	1,938	1,533	3,820	2,970
Noninterest income:
Service charges on deposit accounts	110	113	220	229
Income on bank owned life insurance	28	24	54	49
Gain on sales of mortgage loans	86	68	150	144
Net gain (loss) on sales of securities	—	1	11	(1)
Impairment loss on securities	—	—	—	(725)
Other	13	6	25	25

Total noninterest income	237	212	460	(279)
Noninterest expense:
Salaries and employee benefits	764	572	1,443	1,207
Occupancy and equipment	165	161	330	341
Data processing	124	112	251	240
Professional and supervisory fees	118	59	213	104
Office expense	33	30	56	60
Advertising	17	30	30	50
FDIC deposit insurance	29	150	66	187
Losses on foreclosed real estate	90	—	164	—
Other	61	70	135	143

Total noninterest expense	1,401	1,184	2,688	2,332

Income before income taxes	774	561	1,592	359
Income tax expense	264	195	564	335

Net income	$510	$366	$1,028	$24

Other comprehensive income, net of tax
Unrealized gain (loss) on securities available for sale, net	$117	$68	$149	$(187)
Reclassification adjustment for losses (gains) realized in income	(1)	—	(8)	115

Other comprehensive income (loss)	116	68	141	(72)

Comprehensive income (loss)	$626	$434	$1,169	$(48)

Earnings per share:
Basic and diluted (Note 3)	$0.21	N/A	$0.43	N/A

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2010	$25	$10,330	$27,082	$64	$(936)	$(51)	$36,514

Net income	—	—	1,028	—	—	—	1,028

Net change in accumulated other comprehensive income	—	—	—	141	—	—	141

ESOP shares earned	—	—	—	—	25	—	25

Balance at June 30, 2010	$25	$10,330	$28,110	$205	$(911)	$(51)	$37,708

Balance at January 1, 2009	$—	$—	$26,501	$(56)	$—	$—	$26,445

Net income	—	—	24	—	—	—	24

Net change in accumulated other comprehensive income	—	—	—	(72)	—	—	(72)

Balance at June 30, 2009	$—	$—	$26,525	$(128)	$—	$—	$26,397

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$1,028	$24
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	133	231
Depreciation and amortization, net	113	198
Deferred income tax benefit (expense)	34	(156)
Net (gain) loss on sale of securities	(11)	1
Loss from other-than-temporary impairment on securities	—	725
Loss on sale and impairments of foreclosed real estate	164	3
Income on bank owned life insurance	(54)	(49)
ESOP compensation expense	25	—
Gain on sale of mortgage loans	(150)	(144)
Mortgage loans originated for sale	(6,866)	(7,624)
Mortgage loans sold	6,834	7,722
Net change in operating assets and liabilities
Accrued interest receivable	(108)	95
Accrued interest payable	(39)	(110)
Other	72	145

Net cash from operating activities	1,175	1,061

Cash Flows From Investing Activities
Purchases of premises and equipment	(634)	—
Purchases of securities	(14,401)	(3,000)
Proceeds from maturities, paydowns and calls of securities	12,299	6,030
Proceeds from sale of securities	250	500
(Purchases) redemptions of restricted equity securities	—	117
Proceeds from sales of foreclosed real estate	125	—
Loan originations and payments, net	(1,742)	(2,838)

Net cash from (used in) investing activities	(4,103)	809

Cash Flows from Financing Activities
Net change in deposits	10,897	(1,728)
Repayment of Federal Home Loan Bank advances	(3,993)	(3,371)

Net cash from (used in) financing activities	6,904	(5,099)

Change in cash and cash equivalents	3,976	(3,229)

Cash and cash equivalents, beginning of period	5,232	8,926

Cash and cash equivalents, end of period	$9,208	$5,697

Cash paid during the period for:
Interest paid	$2,131	$2,926
Income taxes paid	$581	$493
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$827	$259

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cullman Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of Cullman Bancorp, Inc. (“the Bancorp”) include the accounts of its wholly owned subsidiary, Cullman Savings Bank (“the Bank”) and its 99% ownership of Cullman Village Apartments (collectively referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation. The Company is majority owned (55%) by Cullman Savings Bank, MHC. These financial statements do not include the transactions and balances of Cullman Savings Bank, MHC.

Cullman Bancorp, Inc., headquartered in Cullman, Alabama was formed to serve as the stock holding company for Cullman Savings Bank as part of the mutual-to-stock conversion of Cullman Savings Bank. On October 8, 2009, the Bank completed its conversion and reorganization from a mutual savings bank into a two-tier mutual holding stock company. In accordance with the plan of reorganization, Cullman Bancorp, Inc. (of which Cullman Savings Bank became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Cullman Savings Bank and others.

Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the latest period shown. A total of 1,080,483 shares were sold in the conversion at $10 per share, raising $10.8 million of gross proceeds. Approximately $900 of conversion expenses were offset against the gross proceeds. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009. In addition, the Bank contributed $100 in cash and 50,255 shares of common stock to a charitable foundation that the Bank established in connection with the reorganization. The contribution of cash and shares of common stock totaled $603. The shares sold to the public and contributed to the charitable foundation represent 45% of Cullman Bancorp Inc.’s outstanding shares. Cullman Savings Bank, MHC owns 55% or 1,382,013 shares.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2010 and December 31, 2009 and the results of operations and cash flows for the interim periods ended June 30, 2010 and 2009. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2009. Balances shown on the consolidated financial statements for periods prior to October 8, 2009 represent the balances of Cullman Savings Bank only.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(3) EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents. Diluted earnings per common share is equal to basic earnings per common share for the three and six month periods ended June 30, 2010 as there were no potentially dilutive common shares. The factors used in the earnings per common share computation follow:

	Three months ended June 30, 2010	Six months ended June 30, 2010

Basic
Net income	$510	$1,028

Weighted average common shares outstanding	2,512,750	2,512,750
Less: Average unallocated ESOP shares	(93,575)	(93,575)

Average shares	2,419,175	2,419,175

Basic earnings per common share	$0.21	$0.43

There were no potential dilutive common shares for the period presented. There were no common shares outstanding during the three and six months ended June 30, 2009.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(4) SECURITIES AVAILABLE FOR SALE AND RESTRICTED EQUITY SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010 (Unaudited)
U.S. Government sponsored agencies	$7,998	$72	$—	$8,070
Municipal - taxable	5,159	34	(38)	5,155
Residential mortgage-backed, GSE	3,543	132	—	3,675
Residential mortgage-backed, private label	1,261	21	—	1,282
Ultra Short mortgage mutual fund	1,887	104	—	1,991

Total	$19,848	$363	$(38)	$20,173

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
U.S. Government sponsored agencies	$9,745	$15	$(50)	$9,710
Municipal - taxable	506	—	(22)	484
Residential mortgage-backed, GSE	4,068	126	—	4,194
Residential mortgage-backed, private label	1,531	—	(50)	1,481
Ultra Short mortgage mutual fund	2,126	85	—	2,211

Total	$17,976	$226	$(122)	$18,080

The Company’s mortgage-backed securities are primarily issued by government agencies and government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the table above as GSE. At June 30, 2010 and December 31, 2009, the Company had only one private label mortgage-backed security.

Sales of available for sale securities during the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Proceeds	$—	250	$250	500
Gross gains	—	1	11	1
Gross losses	—	—	—	(2)

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

	June 30, 2010
	(Unaudited)
	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—
Due from five to ten years	2,502	2,527
Due after ten years	10,655	10,698
Mutual fund	1,887	1,991
Residential mortgage-backed	4,804	4,957

Total	$19,848	$20,173

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of June 30, 2010 and December 31, 2009 were $9,562 and $8,000, respectively. At June 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2010 (Unaudited)
Municipal - taxable	2,162	(38)	—	—	2,162	(38)

Total	$2,162	$(38)	$—	$—	$2,162	$(38)

December 31, 2009
U.S. Government sponsered agencies	$5,696	$(50)	$—	$—	$5,696	$(50)
Municipal - taxable	484	(22)	—	—	484	(22)
Residential mortgage-backed, private label	—	—	1,481	(50)	1,481	(50)

Total	$6,180	$(72)	$1,481	$(50)	$7,661	$(122)

The unrealized loss on the private label mortgage-backed security at December 31, 2009 recovered in value and was not recognized into income during 2010. Additionally, management considered the unrealized losses on three municipal securities, and based on the length of time that the securities’ fair values had been below amortized cost, the severity of the unrealized losses and the belief that these securities’ fair values would recover in the near term, no other-than-temporary impairments were recorded.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The Company’s mutual fund consists of investment in shares of Shay Ultra Short Mortgage Fund. As required by accounting standards, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The Company considered the length of time this mutual fund had been impaired, the unpredictability for recovery to cost, and losses on sales of shares of the mutual fund during the first quarter of 2009. The Company sold $500 of shares of the mutual fund during the six months ended June 30, 2009 and had the intent to continue selling shares of the mutual fund. Therefore, the unrealized losses for other-than-temporary impairment were recorded in earnings for the three months ended March 31, 2009 at a pretax amount of $114 and is included in impairment loss on securities for the six months ended June 30, 2009. The Company will continue to sell shares of the mutual fund in the future and may, therefore, recognize any future other-than-temporary impairments into earnings.

Restricted Equity Securities

At June 30, 2010 and December 31, 2009, restricted equity securities consisted of shares of Federal Home Loan Bank (FHLB) Stock, which is carried at cost, less any impairment charges and classified as restricted equity securities. Similar to available for sale securities, the Company periodically evaluates these shares of stock for impairment based on ultimate recovery of par value.

On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) and was placed into receivership. The Company concluded that its investments in common stock of Silverton Bank’s Holding Company, Silverton Financial Services, Inc. were impaired and accordingly recorded an estimated other-than-temporary impairment charge of $611 during the first quarter of 2009 and is included in impairment loss on securities for the six months ended June 30, 2009.

(5) LOANS

The components of loans receivable at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Real estate loans:
One- to four-family	$83,734	$81,436
Multi-family	5,548	5,780
Commercial real estate	60,787	60,602
Construction	5,774	6,235

Total real estate loans	155,843	154,053
Commercial loans	7,343	7,506
Consumer loans	11,813	12,479

Total loans	174,999	174,038

Net deferred loan fees	(500)	(544)
Allowance for loan losses	(796)	(747)

Loans, net	$173,703	$172,747

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Activity in the allowance for loan losses for the three and six months ended was as follows:

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Beginning balance	$802	$599	$747	$472
Provision for loan losses	76	106	133	231
Loans charged off	(86)	(1)	(89)	(1)
Recoveries	4	2	5	4

Ending balance	$796	$706	$796	$706

Individually impaired loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

	(Unaudited)
Loans with no allocated allowance for loan losses	$3,524	$2,924
Loans with allocated allowance for loan losses	916	815

Total	$4,440	$3,739

Amount of allowance for loan losses allocated	$152	$96
Average of individuality impaired loans during the period	$4,467	$3,783

Interest income recognized and cash basis interest income during the impairment period in the three and six month periods ended June 30, 2010 and 2009 were considered immaterial.

Non-performing loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

	(Unaudited)
Loans past due 90 days and still on accrual	$—	$—
Non-accrual loans	403	—

Total non-performing loans	403	—
Troubled debt restructurings	—	—

Total non-performing loans and troubled debt restructurings	$403	$—

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

The tables below present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the hierarchy as of June 30, 2010 and December 31, 2009:

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 2)

	June 30, 2010	December 31, 2009
	(Unaudited)
Financial assets:
U.S. Government sponsored agencies	$8,070	$9,710
Municipal - taxable	5,155	484
Residential mortgage-backed, GSE	3,675	4,194
Residential mortgage-backed, private label	1,282	1,481
Ultra Short mortgage mutual fund	1,991	2,211

Total investment securities available for sale	$20,173	$18,080

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Impaired loans, with specific allocations	$764	$719
Other real estate owned	1,339	931

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $916 and $815, with a valuation allowance of $152 and $96 at June 30, 2010 and December 31, 2009, respectively. The resulting addition to the provision for loan losses from these impairments was $56 and $27 for the six months ended June 30, 2010 and for the year ended December 31, 2009.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1,339 and $931 at June 30, 2010 and December 31, 2009, respectively. The net carrying amount is made up of the outstanding balance net of a valuation allowance. The outstanding balance and valuation allowance of other real estate owned at June 30, 2010 and December 31, 2009 were $1,430 and $91, and $992 and $61, respectively. The resulting write-downs for the six months ended June 30, 2010 and for the year ended December 31, 2009 were $91 and $61, respectively.

Many of the Bank’s assets and liabilities are financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The estimated fair values of the Bank’s remaining on-balance sheet financial instruments at June 30, 2010 and December 31, 2009 are summarized below:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Cash and cash equivalents	$2,084	$2,084	$2,174	$2,174
Securities available for sale	20,173	20,173	18,080	18,080
Loans, net	173,703	186,658	172,747	182,434
Loans held for sale	627	627	445	445
Accrued interest receivable	1,135	1,135	1,027	1,027
Restricted equity securities	2,711	N/A	2,711	N/A

Financial liabilities
Deposits	136,016	137,602	125,119	130,979
Federal Home Loan Bank Advances	47,114	50,777	51,107	53,992
Long-term debt	833	833	833	833
Accrued interest payable	265	265	300	300

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CULLMAN BANCORP, INC.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Our total assets increased to $222.8 million at June 30, 2010 from $214.6 million at December 31, 2009. The increase was primarily attributable to an increase in cash and cash equivalents of $3.9 million, or 75.0%, to $9.2 million at June 30, 2010 and an increase in securities available for sale of $2.1 million, or 11.6%, to $20.2 million. Increases in cash and cash equivalents and securities available for sale resulted from increases in deposits of $10.9 million, or 8.7%, to $136.0 million at June 30, 2010 from $125.1 million at December 31, 2009.

The $10.9 million increase in deposits reflected a $7.1 million increase in interest bearing deposits and a $3.8 million increase in non-interest bearing deposits. The increase in interest bearing deposits resulted from an increase of $6.1 million, or 8.4%, of total Certificates of Deposit to $78.8 million from $72.7 million at December 31, 2009 and an increase in savings and money market accounts of $4.6 million, or 20.8%, from $22.1 million to $26.8 million at June 30, 2010.

Total equity increased to $37.7 million at June 30, 2010 from $36.5 million at December 31, 2009. The increase of $1.2 million, or 3.2%, was primarily attributable to net income of $1.0 million for the six months ended June 30, 2010 and an increase in accumulated other comprehensive income of $141,000.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, fees, discounts and premiums that are amortized or accreted to income.

	For The Three Months Ended June 30
	2010			2009
	Average Balance	Interest and Dividends	Yield Cost	Average Balance	Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$174,648	$2,813	6.46%	$168,117	$2,741	6.54%
Securities available for sale	20,155	238	4.74	21,480	262	4.89
Other interest-earning assets	8,187	4	0.20	5,760	1	0.07

Total interest-earning assets	202,990	3,055	6.04	195,357	3,004	6.17
Noninterest earning assets	16,547			17,126

Total average assets	$219,537			$212,483

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$26,284	38	0.58	$31,234	71	0.91
Regular savings and other deposits	15,140	29	0.77	12,416	39	1.26
Money market deposits	11,306	27	0.96	8,446	35	1.66
Certificates of deposit	76,938	433	2.26	79,072	681	3.45

Total interest-bearing deposits	129,668	527	1.63	131,168	826	2.53
FHLB advances	47,419	511	4.32	51,409	535	4.17
Other borrowings	833	3	1.44	860	4	1.87

Total interest-bearing liabilities	177,920	1,041	2.35	183,437	1,365	2.96
Noninterest-bearing demand deposits	7,384			1,529
Other noninterest-bearing liabilities	1,134			1,253

Total liabilities	186,438			186,219
Equity	33,099			26,264

Total liabilities and equity	$219,537			$212,483

Net interest income		$2,014			$1,639

Interest rate spread			3.69%			3.21%
Net interest margin			3.98%			3.36%

Average interest-earning assets to average interest-bearing liabilities	1.14 X			1.06 X

	For The Six Months Ended June 30
	2010			2009
	Average Balance	Interest and Dividends	Yield Cost	Average Balance	Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$174,170	$5,572	6.45%	$167,321	$5,471	6.59%
Securities available for sale	19,752	465	4.75	21,872	543	5.01
Other interest-earning assets	8,470	8	0.19	6,608	3	0.09

Total interest-earning assets	202,392	6,045	6.02	195,801	6,017	6.23
Noninterest earning assets	16,390			17,568

Total average assets	$218,782			$213,369

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$26,819	82	0.62	$32,152	168	1.05
Regular savings and other deposits	14,503	61	0.85	11,691	78	1.35
Money market deposits	11,112	56	1.02	9,359	86	1.85
Certificates of deposit	75,464	868	2.32	78,960	1,404	3.59

Total interest-bearing deposits	127,898	1,067	1.68	132,162	1,736	2.65
FHLB advances	49,232	1,020	4.18	51,732	1,070	4.17
Other borrowings	833	5	1.21	860	10	2.34

Total interest-bearing liabilities	177,963	2,092	2.37	184,754	2,816	3.07
Noninterest-bearing demand deposits	6,925			884
Other noninterest-bearing liabilities	1,068			1,203

Total liabilities	185,956			186,841
Equity	32,826			26,528

Total liabilities and equity	$218,782			$213,369

Net interest income		$3,953			$3,201

Interest rate spread			3.65%			3.16%
Net interest margin			3.94%			3.32%
Average interest-earning assets to average interest-bearing liabilities	1.14 X			1.05 X

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General. We recorded net income of $510,000 for the three months ended June 30, 2010 compared to a net income of $366,000 for the three months ended June 30, 2009. The increase in net income was primarily attributable to a decrease of $299,000 in interest expense on deposits for the three months ended June 30, 2010.

Interest Income. Interest income increased slightly by $51,000 for the three months ended June 30, 2010 from $3.0 million for the three months ended June 30, 2009, reflecting an increase in the average balance of the earning assets to $203.0 million from $195.4 million, which more than offset the decrease in the average yield to 6.04% from 6.17%. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets.

Interest income on loans increased to $2.8 million for the three months ended June 30, 2010 from $2.7 million for the three months ended June 30, 2009, reflecting the increase in the average balance of our loans to $174.6 million from $168.1 million, which more than offset the decrease in the average yield on loans to 6.46% from 6.54%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased to $238,000 for the three months ended June 30, 2010 from $262,000 for the three months ended June 30, 2009, reflecting a decrease in the average balance of such securities to $20.2 million from $21.5 million, as well as a decrease in the average yield on such securities to 4.75% from 4.89%.

Interest Expense. Interest expense decreased $324,000, or 23.70%, to $1.0 million for the three months ended June 30, 2010 from $1.4 million for the three months ended June 30, 2009. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 2.35% in the 2010 period from 2.96% in the 2009 period, as well as a decrease in the average balance of such deposits and borrowings to $177.9 million for the 2010 period from $183.4 million for the 2009 period.

Interest expense on certificates of deposit decreased to $433,000 for the three months ended June 30, 2010 from $681,000 for the three months ended June 30, 2009, reflecting a decrease in the average balance of such certificates to $76.9 million from $79.1 million as well as a decrease in the average cost of such certificates to 2.26% from 3.45%. The decrease in the average cost of such certificates reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2009 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $94,000 for the three months ended June 30, 2010 from $145,000 for the three months ended June 30, 2009, reflecting a decrease of $634,000 in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.72% from 1.13% for the same periods ended.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $511,000 for the three months ended June 30, 2010 from $535,000 for the three months ended June 30, 2009, as the average rate paid on such borrowings increased to 4.32% from 4.17% and the average balance of such borrowings decreased to $47.4 million from $51.4 million.

Net Interest Income. Net interest income increased to $2.0 million for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009. The increase reflected an increase in our interest rate spread to 3.69% from 3.21%. The ratio of our interest-earning assets to average interest-bearing liabilities increased to 1.14X for the three months ended June 30, 2010 from 1.06X for the three months ended June 30, 2009. Our net interest margin also increased to 3.98% from 3.36%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $76,000 for the three months ended June 30, 2010 compared to $106,000 for the three months ended June 30, 2009. The allowance for loan losses was $796,000 or 0.46% of total loans at June 30, 2010 compared to $706,000, or 0.42% of total loans at June 30, 2009. Total nonperforming loans were $403,000 at June 30, 2010 compared to $797,000 at June 30, 2009. The non-performing loans decreased significantly during the three months ended June 30, 2010 to $403,000 from $1.4 million at the end of the first quarter, but remained higher than the December 31, 2009 total of $0. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2010 and 2009.

Noninterest Income. Noninterest income increased to $237,000 for the three months ended June 30, 2010 from $212,000 for the three months ended June 30, 2009. The increase in noninterest income was due primarily to an increase of $18,000, or 26.5%, on gains on the sale of mortgage loans in 2010 compared to the same period in 2009.

Noninterest Expense. Noninterest expense increased to $1.4 million for the three months ended June 30, 2010 from $1.2 million for the three months ended June 30, 2009. The increases were in salaries and employee benefits of $192,000, professional and supervisory fees of $59,000, and other noninterest expenses of $7,000, and net losses on foreclosed real estate of $90,000, offset partially by decreases in advertising and FDIC deposit insurance expenses. During the three months ended June 30, 2009 the FDIC imposed a special assessment of $94,000; no such assessment was made in 2010.

Income Tax Expense. The provision for income taxes was $264,000 for the three months ended June 30, 2010 compared to $195,000 for the three months ended June 30, 2009. Our effective tax rate remained relatively flat at 34.1% and 34.8% for the three months ended June 30, 2010 and 2009, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General. We recorded net income of $1.0 million for the six months ended June 30, 2010 compared to net income of $24,000 for the six months ended June 30, 2009. The increase in net income was primarily attributable to an other-than-temporary impairment loss of $725,000 recognized during the six months ended June 30, 2009 on securities available-for-sale and a decrease in interest expense of $724,000 during the six months ended June 30, 2010.

Interest Income. Interest income increased slightly by $28,000 for the six months ended June 30, 2010 from $6.0 million for the six months ended June 30, 2009, reflecting a $5.8 million increase in the average balance of interest earning assets.

Interest income on loans increased to $5.6 million for the six months ended June 30, 2010 from $5.5 million for the six months ended June 30, 2009, reflecting the increase in the average balance of our loans to $174.2 million from $167.3 million, which more than offset the decrease in the average yield on loans to 6.48% from 6.59%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased to $465,000 for the six months ended June 30, 2010 from $543,000 for the six months ended June 30, 2009, reflecting a decrease in the average balance of such securities to $19.8 million from $21.9 million, as well as a decrease in the average yield on such securities to 4.75% from 5.01%.

Interest Expense. Interest expense decreased $724,000, or 25.7%, to $2.1 million for the six months ended June 30, 2010 from $2.8 million for the six months ended June 30, 2009. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 2.37% in the 2010 period from 3.07% in the 2009 period, as well as a decrease in the average balance of such deposits and borrowings to $178.0 million for the 2010 period from $184.8 million for the 2009 period.

Interest expense on certificates of deposit decreased to $868,000 for the six months ended June 30, 2010 from $1.4 million for the six months ended June 30, 2009, reflecting a decrease in the average balance of such certificates to $75.5 million from $79.0 million as well as a decrease in the average cost of such certificates to 2.32% from 3.59%. The decrease in the average cost of such certificates reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2009 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $199,000 for the six months ended June 30, 2010 from $332,000 for the six months ended June 30, 2009, reflecting a decrease of $768,000 in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.77% from 2.53% for the period ended June 30, 2009.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $1.0 million for the six months ended June 30, 2010 from $1.1 million for the six months ended June 30, 2009, as the average rate paid on such borrowings increased to 4.20% from 4.17% and the average balance of such borrowings decreased to $49.2 million from $51.7 million.

Net Interest Income. Net interest income increased to $4.0 million for the six months ended June 30, 2010 from $3.2 million for the six months ended June 30, 2009. The increase reflected an increase in our interest rate spread to 3.65% from 3.16%. The ratio of our interest-earning assets to average interest-bearing liabilities increased to 1.14X for the six months ended June 30, 2010 from 1.05X for the six months ended June 30, 2009. Our net interest margin also increased to 3.94% from 3.32%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $133,000 for the six months ended June 30, 2010 compared to $231,000 for the six months ended June 30, 2009. The allowance for loan losses was $796,000 or 0.46% of total loans at June 30, 2010 compared to $706,000, or 0.42% of total loans at June 30, 2009. Total nonperforming loans were $403,000 at June 30, 2010 compared to $797,000 at June 30, 2009. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended June 30, 2010 and 2009.

Noninterest Income. Noninterest income increased to $460,000 for the six months ended June 30, 2010 from ($279,000) for the six months ended June 30, 2009. The increase in noninterest income was due to $725,000 of pretax other-than-temporary impairment losses on available-for-sale securities in the 2009 period compared to no such losses in the 2010 period.

Noninterest Expense. Noninterest expense increased to $2.7 million for the six months ended June 30, 2010 from $2.3 million for the six months ended June 30, 2009. The increases were in salaries and employee benefits of $236,000, professional and supervisory fees of $109,000, and net losses on foreclosed real estate of $164,000, offset partially by decreases in advertising, FDIC deposit insurance, and occupancy and equipment expenses.

Income Tax Expense. The provision for income taxes was $564,000 for the six months ended June 30, 2010 compared to $335,000 for the six months ended June 30, 2009. Our effective tax rate was 35.5% for the six months ended June 30, 2010 compared to 93.3% for the six months ended June 30, 2009. The higher effective tax rate for the six months ended June 30, 2009 was not meaningful due to other-than-temporary impairment losses on available-for-sale securities. This resulted in income tax expense even though we had a pre-tax loss. Impairment losses on equity securities are considered capital losses, and can only be used as a tax deduction for federal income tax purposes to the extent of capital gains.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable

(c)	The Company did not repurchase any shares of common stock during the six months ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2010, the Company’s annual meeting of shareholders was held. At the meeting, the shareholders ratified the selection of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2010, and John A. Riley, III and Dr. William F. Peinhardt were elected to serve as directors with terms expiring in 2013. Continuing as directors until 2011 are Kim J. Chaney and Nancy McClellan. Continuing as a director until 2012 is Dr. Paul D. Bussman.

Election of Directors:

	For	Withheld	Non-Votes
John A. Riley, III	1,919,480	1,100	190,094
Dr. William F. Peinhardt	1,919,580	1,100	190,094

Ratification of Independent Registered Public Accounting Firm:

	For	Against	Abstain	Non-Votes
Crowe Horwath LLP	2,109,238	1,000	1,000	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullman Bancorp, Inc.

Date: August 6, 2010

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