Form 10-Q
period 2010-09-30
Cullman Bancorp, Inc.
filed 2010-11-05
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

2,512,750 of Common Stock, par value $.01 per share, were issued and outstanding as of November 5, 2010

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,463	$2,174
Federal funds sold	3,253	3,058

Cash and cash equivalents	5,716	5,232
Securities available for sale	18,964	18,080
Loans, net of allowance of $725 and $747, respectively	176,135	172,747
Loans held for sale	181	445
Premises and equipment, net	10,726	10,324
Foreclosed real estate	1,480	931
Accrued interest receivable	1,176	1,027
Restricted equity securities	2,517	2,711
Bank owned life insurance	2,322	2,242
Other assets	648	840

Total assets	$219,865	$214,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$6,572	$1,726
Interest bearing	130,573	123,393

Total deposits	137,145	125,119

Federal Home Loan Bank advances	42,042	51,107
Long-term debt	833	833
Accrued interest payable and other liabilities	1,485	1,006

Total liabilities	181,505	178,065

Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,512,750 shares outstanding at September 30, 2010 and December 31, 2009	25	25
Additional paid-in capital	10,330	10,330
Retained earnings	28,647	27,082
Accumulated other comprehensive income	308	64
Unearned ESOP shares, at cost	(899)	(936)
Amount reclassified on ESOP shares	(51)	(51)

Total shareholders’ equity	38,360	36,514

Total liabilities and shareholders’ equity	$219,865	$214,579

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$2,825	$2,798	$8,397	$8,269
Securities, taxable	205	256	670	799
Federal funds sold and other	4	7	12	10

Total interest income	3,034	3,061	9,079	9,078
Interest expense:
Deposits	512	740	1,579	2,476
Federal Home Loan Bank advances and other borrowings	489	647	1,514	1,727

Total interest expense	1,001	1,387	3,093	4,203

Net interest income	2,033	1,674	5,986	4,875
Provision for loan losses	88	109	221	340

Net interest income after provision for loan losses	1,945	1,565	5,765	4,535
Noninterest income:
Service charges on deposit accounts	118	112	338	341
Income on bank owned life insurance	27	27	81	76
Gain on sales of mortgage loans	94	73	244	217
Net gain on sales of securities	—	7	11	6
Impairment loss on securities	—	—	—	(725)
Other	38	5	63	30

Total noninterest income	277	224	737	(55)
Noninterest expense:
Salaries and employee benefits	721	657	2,164	1,864
Occupancy and equipment	162	157	492	498
Data processing	121	115	372	355
Professional and supervisory fees	70	46	283	150
Office expense	29	33	85	93
Advertising	23	28	53	78
FDIC deposit insurance	45	52	111	238
Losses on foreclosed real estate	126	7	290	7
Other	91	71	226	215

Total noninterest expense	1,388	1,166	4,076	3,498

Income before income taxes	834	623	2,426	982
Income tax expense	297	217	861	552

Net income	$537	$406	$1,565	$430

Other comprehensive income, net of tax
Unrealized gain on securities available for sale, net	$103	$307	$252	$120
Reclassification adjustment for losses (gains) realized in income, net of tax	—	(4)	(8)	111

Other comprehensive income	103	303	244	231

Comprehensive income	$640	$709	$1,809	$661

Earnings per share:
Basic and diluted (Note 3)	$0.22	N/A	$0.65	N/A

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2010	$25	$10,330	$27,082	$64	$(936)	$(51)	$36,514

Net income	—	—	1,565	—	—	—	1,565

Net change in accumulated other comprehensive income	—	—	—	244	—	—	244

ESOP shares earned	—	—	—	—	37	—	37

Balance at September 30, 2010	$25	$10,330	$28,647	$308	$(899)	$(51)	$38,360

Balance at January 1, 2009	$—	$—	$26,501	$(56)	$—	$—	$26,445

Net income	—	—	430	—	—	—	430

Net change in accumulated other comprehensive income	—	—	—	231	—	—	231

Balance at September 30, 2009	$—	$—	$26,931	$175	$—	$—	$27,106

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$1,565	$430
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	221	340
Depreciation and amortization, net	146	120
Deferred income tax benefit (expense)	75	(122)
Net gain on sale of securities	(11)	(6)
Loss from other-than-temporary impairment on securities	—	725
Loss on sale and impairments of foreclosed real estate	290	7
Income on bank owned life insurance	(81)	(76)
ESOP compensation expense	37	—
Gain on sale of mortgage loans	(244)	(217)
Mortgage loans originated for sale	(11,204)	(11,364)
Mortgage loans sold	11,712	11,548
Net change in operating assets and liabilities
Accrued interest receivable	(149)	46
Accrued interest payable	(63)	(44)
Other	519	(370)

Net cash from operating activities	2,813	1,017

Cash Flows From Investing Activities
Purchases of premises and equipment	(646)	(21)
Purchases of securities	(15,400)	(4,000)
Proceeds from maturities, paydowns and calls of securities	14,669	6,550
Proceeds from sale of securities	250	750
(Purchases) redemptions of restricted equity securities	194	118
Proceeds from sales of foreclosed real estate	162	120
Loan originations and payments, net	(4,519)	(6,731)

Net cash from (used in) investing activities	(5,290)	(3,214)

Cash Flows from Financing Activities
Net change in deposits	12,026	6,783
Repayment of Federal Home Loan Bank advances	(9,065)	(3,467)

Net cash from (used in) financing activities	2,961	3,316

Change in cash and cash equivalents	484	1,119

Cash and cash equivalents, beginning of period	5,232	8,926

Cash and cash equivalents, end of period	$5,716	$10,045

Cash paid during the period for:
Interest paid	$3,156	$4,247
Income taxes paid	$760	$555
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$1,789	$591

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

Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the latest period shown. A total of 1,080,483 shares were sold in the conversion at $10 per share, raising $10.8 million of gross proceeds. Approximately $900 of conversion expenses were offset against the gross proceeds. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009. In addition, the Bank contributed $100 in cash and 50,255 shares of common stock to a charitable foundation that the Bank established in connection with the reorganization. The contribution of cash and shares of common stock totaled $603. The shares sold to the public and contributed to the charitable foundation represent 45% of Cullman Bancorp’s outstanding shares. Cullman Savings Bank, MHC owns 55% or 1,382,012 shares.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010 and December 31, 2009 and the results of operations and cash flows for the interim periods ended September 30, 2010 and 2009. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2009. Balances shown on the consolidated financial statements for periods prior to October 8, 2009 represent the balances of Cullman Savings Bank only.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

In July 2010, FASB issued an update to previously issued accounting standards with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has evaluated the impact of the adoption of this guidance and intends to comply with the new disclosure requirements, beginning with the annual financial statements as of and for the period ended December 31, 2010.

(3) EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents. Diluted earnings per common share is equal to basic earnings per common share for the three and nine month periods ended September 30, 2010 as there were no potentially dilutive common shares. The factors used in the earnings per common share computation follow:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Basic
Net income	$537	$1,565

Weighted average common shares outstanding	2,512,750	2,512,750
Less: Average unallocated ESOP shares	(93,575)	(93,575)

Average shares	2,419,175	2,419,175

Basic earnings per common share	$0.22	$0.65

There were no potential dilutive common shares for the period presented. There were no common shares outstanding during the three and nine months ended September 30, 2009.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(4) SECURITIES AVAILABLE FOR SALE AND RESTRICTED EQUITY SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010 (Unaudited)
U.S. Government sponsored agencies	$6,997	$75	$—	$7,072
Municipal—taxable	5,157	138	—	5,295
Residential mortgage-backed, GSE	3,253	114	—	3,367
Residential mortgage-backed, private label	1,181	36	—	1,217
Ultra Short mortgage mutual fund	1,887	126	—	2,013

Total	$18,475	$489	$—	$18,964

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
U.S. Government sponsored agencies	$9,745	$15	$(50)	$9,710
Municipal—taxable	506	—	(22)	484
Residential mortgage-backed, GSE	4,068	126	—	4,194
Residential mortgage-backed, private label	1,531	—	(50)	1,481
Ultra Short mortgage mutual fund	2,126	85	—	2,211

Total	$17,976	$226	$(122)	$18,080

The Company’s mortgage-backed securities are primarily issued by government agencies and government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the table above as GSE. At September 30, 2010 and December 31, 2009, the Company had only one private label mortgage-backed security.

Sales of available for sale securities during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Proceeds	$—	250	$250	750
Gross gains	—	7	11	8
Gross losses	—	—	—	(2)

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

	September 30, 2010
	(Unaudited)
	Amortized Cost	Estimated Fair Value
Due from five to ten years	$2,501	$2,543
Due after ten years	9,653	9,824
Mutual fund	1,887	2,013
Residential mortgage-backed	4,434	4,584

Total	$18,475	$18,964

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of September 30, 2010 and December 31, 2009 were $5,604 and $8,000, respectively. At September 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored agencies, in an amount greater than 10% of shareholders’ equity.

There were no securities with unrealized losses at September 30, 2010. The following table shows securities with unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2009
U.S. Government sponsered agencies	$5,696	$(50)	$—	$—	$5,696	$(50)
Municipal—taxable	484	(22)	—	—	484	(22)
Residential mortgage-backed, private label	—	—	1,481	(50)	1,481	(50)

Total	$6,180	$(72)	$1,481	$(50)	$7,661	$(122)

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

The Company’s mutual fund consists of investment in shares of Shay Ultra Short Mortgage Fund. As required by accounting standards, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The Company considered the length of time this mutual fund had been impaired, the unpredictability for recovery to cost, and losses on sales of shares of the mutual fund during the nine months ended

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

September 30, 2009. The Company sold $750 of shares of the mutual fund during the nine months ended September 30, 2009 and had the intent to continue selling shares of the mutual fund. Therefore, the unrealized losses for other-than-temporary impairment were recorded in earnings for the nine months ended September 30, 2009 at a pretax amount of $114 and is included in impairment loss on securities for the nine months ended September 30, 2009. The Company sold $250 of shares during the nine months ended September 30, 2010 and may continue to sell shares of the mutual fund in the future. Therefore, the Company may recognize any future other-than-temporary impairments into earnings.

Restricted Equity Securities

At September 30, 2010 and December 31, 2009, restricted equity securities consisted of shares of Federal Home Loan Bank (FHLB) Stock, which is carried at cost, less any impairment charges and classified as restricted equity securities. Similar to available for sale securities, the Company periodically evaluates these shares of stock for impairment based on ultimate recovery of par value.

On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) and was placed into receivership. The Company concluded that its investments in common stock of Silverton Bank’s Holding Company, Silverton Financial Services, Inc. were impaired and accordingly recorded an estimated other-than-temporary impairment charge of $611 during the first quarter of 2009 and is included in impairment loss on securities for the nine months ended September 30, 2009.

(5) LOANS

The components of loans receivable at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Real estate loans:
One- to four-family	$83,950	$81,436
Multi-family	4,762	5,780
Commercial real estate	63,584	60,602
Construction	6,189	6,235

Total real estate loans	158,485	154,053
Commercial loans	8,020	7,506
Consumer loans	10,808	12,479

Total loans	177,313	174,038
Net deferred loan fees	(453)	(544)
Allowance for loan losses	(725)	(747)

Loans, net	$176,135	$172,747

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Activity in the allowance for loan losses for the three and nine months ended was as follows:

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Beginning balance	$796	$706	$747	$472
Provision for loan losses	88	109	221	340
Loans charged off	(159)	(107)	(248)	(107)
Recoveries	—	1	5	4

Ending balance	$725	$709	$725	$709

Individually impaired loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Loans with no allocated allowance for loan losses	$4,909	$2,924
Loans with allocated allowance for loan losses	718	815

Total	$5,627	$3,739

Amount of allowance for loan losses allocated	$120	$96
Average of individually impaired loans during the period	$4,713	$3,783

Interest income recognized and cash basis interest income during the impairment period in September 30, 2010 and December 31, 2009 was $150 and $289, respectively.

Non-performing loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Loans past due 90 days and still on accrual	$—	$—
Non-accrual loans	231	—

Total non-performing loans	231	—
Troubled debt restructurings	2,610	—

Total non-performing loans and troubled debt restructurings	$2,841	$—

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the hierarchy as of September 30, 2010 and December 31, 2009:

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 2)

	September 30, 2010	December 31, 2009
	(Unaudited)
Financial assets:
U.S. Government sponsored agencies	$7,072	$9,710
Municipal—taxable	5,295	484
Residential mortgage-backed, GSE	3,367	4,194
Residential mortgage-backed, private label	1,217	1,481
Ultra Short mortgage mutual fund	2,013	2,211

Total investment securities available for sale	$18,964	$18,080

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Impaired loans, with specific allocations	$598	$719
Other real estate owned	1,480	931

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $718 and $815, with a valuation allowance of $120 and $96 at September 30, 2010 and December 31, 2009, respectively. The resulting addition to the provision for loan losses from these impairments was $24 and $27 for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $1,480 and $931 at September 30, 2010 and December 31, 2009, respectively. The net carrying amount is made up of the outstanding balance net of a valuation allowance. The outstanding balance and valuation allowance of other real estate owned at September 30, 2010 and December 31, 2009 were $1,690 and $210, and $992 and $61, respectively. The resulting write-downs for the nine months ended September 30, 2010 and for the year ended December 31, 2009 were $210 and $61, respectively.

Many of the Bank’s assets and liabilities are financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The estimated fair values of the Bank’s remaining on-balance sheet financial instruments at September 30, 2010 and December 31, 2009 are summarized below:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Cash and cash equivalents	$5,716	$5,716	$5,232	$5,232
Securities available for sale	18,964	18,964	18,080	18,080
Loans, net	176,135	188,738	172,747	182,434
Loans held for sale	181	181	445	445
Accrued interest receivable	1,176	1,176	1,027	1,027
Restricted equity securities	2,517	N/A	2,711	N/A

Financial liabilities
Deposits	137,145	138,774	125,119	130,979
Federal Home Loan Bank Advances	42,042	46,463	51,107	53,992
Long-term debt	833	833	833	833
Accrued interest payable	234	234	300	300

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CULLMAN BANCORP, INC.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Our total assets increased to $219.9 million at September 30, 2010 from $214.6 million at December 31, 2009. The increase was primarily attributable to an increase in net loans of $3.4 million, stemming mainly from increases in one-to-four family and commercial real estate loans.

The $12.0 million increase in deposits reflected a $7.2 million increase in interest bearing deposits and a $4.8 million increase in non-interest bearing deposits. The increase in interest bearing deposits reflected an increase of $5.7 million, or 7.8%, of total Certificates of Deposit to $78.4 million from $72.7 million at December 31, 2009 and an increase in savings accounts of $6.4 million, or 48.4%, from $13.3 million to $19.7 million at September 30, 2010.

Total equity increased to $38.4 million at September 30, 2010 from $36.5 million at December 31, 2009. The net increase of $1.9 million, or 5.2%, was primarily attributable to net income of $1.6 million for the nine months ended September 30, 2010 and an increase in accumulated other comprehensive income of $244,000.

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

	For The Three Months Ended September 30
	2010			2009
	Average Balance	Interest and Dividends	Yield Cost	Average Balance	Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$175,366	$2,825	6.39%	$169,678	$2,798	6.54%
Securities available for sale	18,802	205	4.33	20,804	256	4.88
Other interest-earning assets	5,928	4	0.29	5,800	7	0.48

Total interest-earning assets	200,096	3,034	6.01	196,282	3,061	6.19
Noninterest earning assets	17,875			17,546

Total average assets	$217,971			$213,828

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$24,043	36	0.59	$30,576	57	0.74
Regular savings and other deposits	16,816	30	0.71	12,966	32	0.98
Money market deposits	10,167	22	0.86	8,941	33	1.46
Certificates of deposit	78,719	424	2.14	76,965	618	3.19

Total interest-bearing deposits	129,745	512	1.57	129,448	740	2.27
FHLB advances	42,145	486	4.58	51,284	643	4.97
Other borrowings	833	3	1.44	860	4	1.87

Total interest-bearing liabilities	172,723	1,001	2.30	181,592	1,387	3.03
Noninterest-bearing demand deposits	5,719			4,221
Other noninterest-bearing liabilities	1,641			1,298

Total liabilities	180,083			187,111
Equity	37,888			26,717

Total liabilities and equity	$217,971			$213,828

Net interest income		$2,033			$1,674

Interest rate spread			3.71%			3.16%
Net interest margin			4.03%			3.38%

Average interest-earning assets to average interest-bearing liabilities	1.16 X			1.08 X

	For The Nine Months Ended September 30
	2010			2009
	Average Balance	Interest and Dividends	Yield Cost	Average Balance	Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$174,573	$8,397	6.43%	$167,746	$8,269	6.59%
Securities available for sale	19,431	670	4.61	21,379	799	5.00
Other interest-earning assets	7,614	12	0.22	6,335	10	0.21

Total interest-earning assets	201,618	9,079	6.02	195,460	9,078	6.21
Noninterest earning assets	16,892			17,986

Total average assets	$218,510			$213,446

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$25,884	118	0.61	$31,367	224	0.95
Regular savings and other deposits	15,283	91	0.80	12,120	109	1.20
Money market deposits	10,794	78	0.97	9,472	119	1.68
Certificates of deposit	76,561	1,292	2.26	78,288	2,024	3.46

Total interest-bearing deposits	128,522	1,579	1.64	131,247	2,476	2.52
FHLB advances	46,844	1,505	4.30	51,581	1,715	4.45
Other borrowings	833	9	1.44	860	12	1.87

Total interest-bearing liabilities	176,199	3,093	2.35	183,688	4,203	3.06
Noninterest-bearing demand deposits	3,580			2,009
Other noninterest-bearing liabilities	1,366			1,158

Total liabilities	181,145			186,855
Equity	37,365			26,591

Total liabilities and equity	$218,510			$213,446

Net interest income		$5,986			$4,875

Interest rate spread			3.67%			3.15%
Net interest margin			3.97%			3.33%
Average interest-earning assets to average interest-bearing liabilities	1.14 X			1.06 X

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. We recorded net income of $537,000 for the three months ended September 30, 2010 compared to a net income of $406,000 for the three months ended September 30, 2009. The increase in net income was primarily attributable to a $359,000 increase in net interest income for the three months ended September 30, 2010.

Interest Income. Interest income decreased slightly by $27,000 for the three months ended September 30, 2010 from $3.1 million for the three months ended September 30, 2009, reflecting decrease in average yield to 6.01% for the three months ended September 30, 2010 from 6.19% for the three months ended September 30, 2009. The decrease in yield offset the increase in the average balance of interest earning assets of $3.8 million. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets.

Interest income on loans increased slightly by $27,000 for the three months ended September 30, 2010 from $2.8 million for the three months ended September 30, 2009, reflecting the increase in the average balance of our loans to $175.4 million from $169.7 million, which more than offset the decrease in the average yield on loans to 6.39% from 6.54%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased to $205,000 for the three months ended September 30, 2010 from $256,000 for the three months ended September 30, 2009, reflecting a decrease in the average balance of such securities to $18.8 million from $20.8 million, as well as a decrease in the average yield on such securities to 4.33% from 4.88%.

Interest Expense. Interest expense decreased $386,000, or 27.83%, to $1.0 million for the three months ended September 30, 2010 from $1.4 million for the three months ended September 30, 2009. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 2.30% in the 2010 period from 3.03% in the 2009 period, as well as a decrease in the average balance of such deposits and borrowings to $172.7 million for the 2010 period from $181.6 million for the 2009 period.

Interest expense on certificates of deposit decreased to $424,000 for the three months ended September 30, 2010 from $618,000 for the three months ended September 30, 2009, reflecting an increase in the average balance of such certificates to $78.7 million from $77.0 million offset by a decrease in the average cost of such certificates to 2.14% from 3.19%. The decrease in the average cost of such certificates reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2009 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $88,000 for the three months ended September 30, 2010 from $122,000 for the three months ended September 30, 2009, reflecting a decrease of $1.5 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.69% from 0.93% for the same periods ended.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $489,000 for the three months ended September 30, 2010 from $647,000 for the three months ended September 30, 2009, reflecting a decrease in the average rate paid on such borrowings to 4.51% from 4.92% and a decrease in the average balance of $9.1 million for the same periods ended.

Net Interest Income. Net interest income increased to $2.0 million for the three months ended September 30, 2010 from $1.7 million for the three months ended September 30, 2009. The increase reflected an increase in our interest rate spread to 3.71% from 3.16%. The ratio of our interest-earning assets to average interest-bearing liabilities increased to 1.16X for the three months ended September 30, 2010 from 1.08X for the three months ended September 30, 2009. Our net interest margin also increased to 4.03% from 3.38%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $88,000 for the three months ended September 30, 2010 compared to $109,000 for the three months ended September 30, 2009. The allowance for loan losses was $725,000 or 0.41% of total loans at September 30, 2010 compared to $709,000, or 0.41% of total loans at September 30, 2009. The decrease in our provision was attributed to the decrease in our nonperforming loans of $282,000 to $231,000 at September 30, 2010 from $513,000 at September 30, 2009 and a decrease in the allowance allocated to individually impaired loans to $120,000 from $252,000 for the same periods. We had $2.6 million in troubled debt restructurings at September 30, 2010 and no troubled debt restructures at September 30, 2009. Our non-performing loans decreased significantly from the total at the end of the first quarter of 2010 of $1.4 million but still remains higher than our total of $0 at December 31, 2009. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2010 and 2009.

Noninterest Income. Noninterest income increased to $277,000 for the three months ended September 30, 2010 from $224,000 for the three months ended September 30, 2009. The increase in noninterest income was due primarily to an increase of $21,000 or 28.7%, on gains on the sale of mortgage loans and an increase of other noninterest income of $33,000 primarily from profit on sale of foreclosed real estate properties in 2010 compared to the same period in 2009.

Noninterest Expense. Noninterest expense increased $222,000, or 18.2%, for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009. The increase was primarily attributable to an increase in losses on foreclosed real estate sales. There were $126,000 of losses for the three months ended September 30, 2010 and $7,000 of losses for the three months ended September 30, 2009. The higher noninterest expense also reflected an increase in salaries and employee benefits of $64,000, or 9.7%, as a result of increased bonus accruals stemming from increased profitability of the Company.

Income Tax Expense. The provision for income taxes was $297,000 for the three months ended September 30, 2010 compared to $217,000 for the three months ended September 30, 2009. Our effective tax rate remained relatively flat at 35.6% and 34.8% for the three months ended September 30, 2010 and 2009, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General. We recorded net income of $1.6 million for the nine months ended September 30, 2010 compared to net income of $430,000 for the nine months ended September 30, 2009. The increase in net income was primarily attributable to an other-than-temporary impairment loss of $725,000, partially offset by an increase in income tax expense, recognized during the nine months ended September 30, 2009 on securities available-for-sale and an increase of $1.1 million of net interest income during the nine months ended September 30, 2010.

Interest Income. Interest income remained relatively the same at $9.1 million for the nine months ended September 30, 2010 and 2009. A decrease in the average yield on earning assets to 6.02% for the nine months ended September 30, 2010 from 6.21% for the nine months ended September 30, 2009 was offset by an increase in the average balances of earning assets of $6.1 million for the nine months ended September 30, 2010.

Interest income on loans increased to $8.4 million for the nine months ended September 30, 2010 from $8.3 million for the nine months ended September 30, 2009, reflecting the increase in the average balance of our loans to $174.6 million from $167.7 million, which more than offset the decrease in the average yield on loans to 6.43% from 6.59%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased to $670,000 for the nine months ended September 30, 2010 from $799,000 for the nine months ended September 30, 2009, reflecting a decrease in the average balance of such securities to $19.4 million from $21.4 million, as well as a decrease in the average yield on such securities to 4.61% from 5.00%.

Interest Expense. Interest expense decreased $1.1 million, or 26.4%, to $3.1 million for the nine months ended September 30, 2010 from $4.2 million for the nine months ended September 30, 2009. The decrease reflected a decline in the average cost of deposits and borrowings to 2.35% in the 2010 period from 3.06% in the 2009 period, as well as a decrease in the average balance of such deposits and borrowings to $176.2 million for the 2010 period from $183.7 million for the 2009 period.

Interest expense on certificates of deposit decreased to $1.3 million for the nine months ended September 30, 2010 from $2.0 million for the nine months ended September 30, 2009, reflecting a decrease in the average balance of such certificates to $76.6 million from $78.3 million as well as a decrease in the average cost of such certificates to 2.26% from 3.46%. The decrease in the average cost of such certificates reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2009 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $287,000 for the nine months ended September 30, 2010 from $452,000 for the nine months ended September 30, 2009, reflecting a decrease of $998,000 in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.74% from 1.14% for the period ended September 30, 2009.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $1.5 million for the nine months ended September 30, 2010 from $1.7 million for the nine months ended September 30, 2009, as the average rate paid on such borrowings decreased to 4.25% from 4.40% and the average balance of such borrowings decreased to $47.7 million from $52.4 million.

Net Interest Income. Net interest income increased to $6.0 million for the nine months ended September 30, 2010 from $4.9 million for the nine months ended September 30, 2009. The increase reflected an increase in our interest rate spread to 3.67% from 3.15%. The ratio of our interest-earning assets to average interest-bearing liabilities increased to 1.14X for the nine months ended September 30, 2010 from 1.06X for the nine months ended September 30, 2009. Our net interest margin also increased to 3.97% from 3.33%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $221,000 for the nine months ended September 30, 2010 compared to $340,000 for the nine months ended September 30, 2009. The allowance for loan losses was $725,000 or 0.41% of total loans at September 30, 2010 compared to $709,000, or 0.41% of total loans at September 30, 2009. The decrease in our provision was attributed to the decrease in our nonperforming loans of $282,000 to $231,000 at September 30, 2010 from $513,000 at September 30, 2009 and a decrease in the allowance allocated to individually impaired loans to $120,000 from $252,000 for the same periods. We had $2.6 million in troubled debt restructurings at September 30, 2010 and no troubled debt restructurings at September 30, 2009. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended September 30, 2010 and 2009.

Noninterest Income. Noninterest income increased to $737,000 for the nine months ended September 30, 2010 from ($55,000) for the nine months ended September 30, 2009. The increase in noninterest income was due to $725,000 of pretax other-than-temporary impairment losses on available-for-sale securities in the 2009 period compared to no such losses in the 2010 period.

Noninterest Expense. Noninterest expense increased to $4.1 million for the nine months ended September 30, 2010 from $3.5 million for the nine months ended September 30, 2009. The increases were primarily in salaries and employee benefits of $300,000, professional and supervisory fees of $133,000, and net losses on foreclosed real estate of $283,000, offset partially by a $127,000, or 53.4%, decrease in the FDIC deposit insurance premium. The increase in salaries and employee benefits was attributable to increases in bonus accruals as a result of increased profitability of the Company for the nine months ended September 30, 2010 as compared with the same period ended in 2009. Professional and supervisory fee increases were attributed to the increased costs associated with a public company, and the decrease in the FDIC deposit insurance premium was primarily attributed to a one-time special assessment recorded during the nine month period ended September 30, 2009 of $94,000 not recognized during the same period of 2010.

Income Tax Expense. The provision for income taxes was $861,000 for the nine months ended September 30, 2010 compared to $552,000 for the nine months ended September 30, 2009. Our effective tax rate was 35.5% for the nine months ended September 30, 2010 compared to 56.2% for the nine months ended September 30, 2009. The higher effective tax rate for the nine months ended September 30, 2009 was not meaningful due to other-than-temporary impairment losses on available-for-sale securities. Impairment losses on equity securities are considered capital losses, and can only be used as a tax deduction for federal income tax purposes to the extent of capital gains.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of common stock during the nine months ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullman Bancorp, Inc.

Date: November 5, 2010

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