Form 10-K
period 2010-12-31
Cullman Bancorp, Inc.
filed 2011-03-18
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 18, 2011, there were issued and outstanding 2,512,750 shares of the Registrant’s Common Stock, par value $.01 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price on June 30, 2010 was $11.4 million.

Documents incorporated by reference:

Proxy statement for 2010 Annual Meeting of Shareholders of the Registrant (Part III).

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

Cullman Savings Bank, MHC

Cullman Savings Bank, MHC is our federally-chartered mutual holding company parent. As a mutual holding company, Cullman Savings Bank, MHC is a non-stock company. As of December 31, 2010, Cullman Savings Bank, MHC owned 55% of Cullman Bancorp’s common stock. As long as Cullman Savings Bank, MHC exists, it is required to own a majority of the voting stock of Cullman Bancorp and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. Cullman Savings Bank, MHC does not engage in any business activity other than owning a majority of the common stock of Cullman Bancorp.

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

Competition for financial services in our primary market area is significant, particularly in light of the relatively modest population base of Cullman County and the relatively large number of institutions that maintain a presence in the county. Among our competitors are much larger and more diversified institutions, which have greater resources than we maintain. Financial institution competitors in our primary market area include other locally based thrifts and banks, as well as regional, super-regional and money center banks. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2010 our market share of deposits represented 9.50% of FDIC-insured deposits in Cullman County, Alabama.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In thousands)

One- to four-family (1)	$83,721	46.88%	$81,436	46.79%	$80,454	48.34%	$84,925	51.59%	$84,011	56.40%
Multi-family	4,837	2.71	5,780	3.32	3,722	2.24	3,272	1.99	3,392	2.28
Commercial real estate	63,443	35.53	60,602	34.82	59,655	35.85	56,609	34.39	51,407	34.51
Construction	8,936	5.00	6,235	3.59	3,263	1.97	6,701	4.08	1,645	1.11

Total real estate loans	160,937	90.12	154,053	88.52	147,094	88.39	151,507	92.05	140,455	94.30
Commercial loans	7,371	4.13	7,506	4.31	6,592	3.96	1,414	0.86	169	0.11
Consumer loans:
Home equity loans and lines of credit	6,165	3.45	7,543	4.33	7,321	4.40	5,539	3.37	2,882	1.93
Other consumer loans	4,111	2.30	4,936	2.84	5,411	3.25	6,141	3.73	5,444	3.65

Total consumer loans	10,276	5.75	12,479	7.17	12,732	7.65	11,680	7.10	8,326	5.59

Total loans	$178,584	100.00%	$174,038	100.00%	$166,418	100.00%	$164,601	100.00%	$148,950	100.00%

Net deferred loan fees	(413)		(544)		(703)		(874)		(938)
Allowance for losses	(854)		(747)		(472)		(430)		(457)

Loans, net	$177,317		$172,747		$165,243		$163,297		$147,555

(1)	Excludes loans held-for-sale

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-four Family Residential	Multi-family and Commercial Real Estate	Construction	Commercial	Home Equity Lines of Credit	Consumer and Other	Total
	(Dollars in thousands)

Amounts due in:
One year or less	$4,089	$5,479	$8,936	$4,051	$920	$1,630	$25,105
More than one to two years	355	5,754	—	770	1,562	811	9,252
More than two to three years	1,138	10,851	—	1,897	2,300	611	16,797
More than three to five years	3,087	10,192	—	653	1,383	1,015	16,330
More than five to ten years	5,989	4,103	—	—	—	44	10,136
More than ten to fifteen years	8,072	11,065	—	—	—	—	19,137
More than fifteen years	60,991	20,836	—	—	—	—	81,827

Total	$83,721	$68,280	$8,936	$7,371	$6,165	$4,111	$178,584

Interest rate terms on amounts due after one year:
Fixed-rate loans	64,738	39,502	—	3,320	631	2,481	110,672
Adjustable-rate loans	14,894	23,299	—	—	4,614	—	42,807

Total	$79,632	$62,801	$—	$3,320	$5,245	$2,481	$153,479

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2010, based on the 15% limitation, our loans-to-one-borrower limit was approximately $4.9 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. At December 31, 2010, our largest commercial real estate loan totaled $3.5 million and was secured by a mortgage on commercial real estate in our primary market area. At December 31, 2010, this loan was performing in accordance with its terms.

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

One- to-Four Family Residential Real Estate Lending. The cornerstone of our lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2010, $83.7 million, or 46.9% of our total loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $108,000 and our largest outstanding residential loan had a principal balance of $2.2 million. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Purchases and Sales of Loans.”

Due to consumer demand in the current low market interest rate environment, many of our recent originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale on a servicing-released basis. At December 31, 2010, we had $10.5 million of fixed-rate residential loans with original contractual maturities of 10 years or less, $9.3 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $44.9 million of fixed-rate residential loans with original contractual maturities in excess of 20 years in our portfolio.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first five to ten years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2010, $14.9 million, or 17.8% of our one- to four-family residential loans, had adjustable rates of interest.

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

At December 31, 2010, we had $179,000 of one- to-four family residential mortgage loans that were 60 days or more delinquent.

Commercial Real Estate Lending. In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, apartments, farms, retail and mixed-use properties, churches, warehouses and restaurants located in our primary market area. At December 31, 2010, we had $63.4 million in commercial real estate loans, representing 35.5% of our total loan portfolio.

Most of our commercial real estate loans have a five-year balloon term with amortization periods of up to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 85%. At December 31, 2010, our largest commercial real estate loan totaled $3.5 million and was secured by a mortgage on a mixed use commercial building in our primary market area. At December 31, 2010, this loan was performing in accordance with its terms.

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

Set forth below is information regarding our commercial real estate loans:

Type of Loan	Number of Loans	Balance
	(Dollars in thousands)
Office	13	$8,378
Farm	6	1,820
Retail	25	11,796
Mixed Use	25	9,962
Land	88	8,600
Church	9	9,122
Other	28	13,765

	194	$63,443

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

Loans secured by commercial real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2010, we had $156,000 of non-performing commercial real estate loans.

Multi-Family Real Estate Lending. At December 31, 2010, we had $4.8 million in multi-family real estate loans, representing 2.7% of our total loan portfolio. The multi-family real estate loans we originate generally have a maximum term of 20 years and are secured by apartment buildings located within our primary market area. The interest rates on these loans are generally fixed for an initial period of three to five years and then adjust every one to five years based on the relevant OTS Cost of Funds Rate, plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

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

At December 31, 2010, our largest multi-family loan had a balance of $1.4 million and was secured by a real estate mortgage on a 52-unit apartment complex in our primary market area. At December 31, 2010, this loan was performing in accordance with its terms.

Multi-family real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2010, we had no multi-family loans that were 60 days or more delinquent.

Construction Lending. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers for owner-occupied projects. At December 31, 2010, our construction loans totaled $8.9 million, representing 5.0% of our total loan portfolio.

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

At December 31, 2010, our largest outstanding commercial construction loan was for $2.4 million of which $2.4 was outstanding. This loan was performing according to its terms at December 31, 2010. At December 31, 2010, there were no construction loans that were 60 days or more delinquent.

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

At December 31, 2010, we had $7.4 million of commercial business loans outstanding, representing 4.1% of the total loan portfolio.

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

At December 31, 2010, our largest commercial business loan relationship was an $837,000 loan to a medical company secured by medical equipment and limited personal guarantees by several individuals, including one of our directors. At December 31, 2010, this loan was performing in accordance with its terms. At December 31, 2010, we had no commercial business loans that were 60 days or more delinquent.

Home Equity Lending. We originate variable-rate and fixed-rate home equity lines-of-credit secured by a lien on the borrower’s primary residence. Our home equity products are limited to 90% of the property value less any other mortgages. We use the same underwriting standards for home equity lines-of-credit as we use for one-to-four family residential mortgage loans. Our variable-rate home equity line-of-credit product carries an interest rate tied to the prime rate published in The Wall Street Journal with a margin that ranges from (100) basis points to 250 basis points. Our home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of 1.5% of the outstanding balance or interest only payments calculated on the outstanding balance. At the end of the initial five years, the line may be paid in full or restructured through our then current home equity program.

At December 31, 2010, we had $6.2 million or 3.5% of our total loans in home equity loans and outstanding advances under home equity lines and an additional $6.0 million of funds committed, but not advanced, under the home equity lines-of-credit.

Consumer Lending. To date, our consumer lending apart from home equity lines-of-credit has been quite limited. At December 31, 2010, we had $4.1 million of consumer loans outstanding, representing 2.3% of the total loan portfolio. Consumer loans consist of loans secured by deposits, auto loans and miscellaneous other types of installment loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2010, we had $125,000 of consumer loans that were 60 days or more delinquent.

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

We may sell certain of the loans we originate into the secondary market. Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2010, we had $320,000 in loans held for sale. Generally, we have not retained the servicing rights on the mortgage loans sold in the secondary mortgage market.

From time to time, to diversify our risk, we will purchase or sell interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2010, we had $3.5 million in loan participation interests.

We generally do not purchase whole loans from third parties to supplement our loan production.

The following table shows our loan origination and principal repayment activity for loans originated for our portfolio during the periods indicated.

	Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Total loans at beginning of period	$174,038	$166,418

Loans originated:
Real estate loans:
One- to four-family	$13,198	$11,255
Multi-family	—	2,075
Commercial real estate	11,158	10,850
Construction	8,421	7,276

Total real estate loans	32,777	31,456
Commercial loans	2,678	5,715
Consumer loans:
Home equity loans and lines of credit	445	1,331
Other consumer loans	1,989	3,373

Total loans originated	37,889	41,875
Deduct:
Principal repayments	(33,343)	(34,255)

Net loan activity	4,546	7,620

Total loans at end of period	$178,584	$174,038

The following table shows loan origination and sale activity for one- to-four family residential mortgage loans originated for sale during the periods indicated. No other loans were originated for sale during the periods indicated.

	Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Total mortgage loans at the beginning of the period	$445	$245
Mortgage loans originated for sale	15,020	15,077
Mortgage loans sold	(15,145)	(14,877)

Total mortgage loans at the end of the period	$320	$445

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

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount as of the date indicated:

	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
At December 31, 2010	(Dollars in thousands)
Real estate loans:
One- to four-family	6	$654	2	$118	2	$61	10	$833
Multi-family	1	613		—	—	—	1	613
Commercial real estate	—	—	1	107	2	156	3	263
Construction	—	—	—	—	—	—	—	—

Total real estate loans	7	1,267	3	225	4	217	14	1,709
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	1	75	1	120	—	4	2	199
Other consumer loans	2	7	2	1	1	—	5	8

Total	10	$1,349	6	$346	5	$221	21	$1,916

At December 31, 2009
Real estate loans:
One- to four-family	8	$1,113	—	$—	—	$—	8	$1,113
Multi-family	1	132	—	—	—	—	1	132
Commercial real estate	2	642	—	—	—	—	2	642
Construction	—	—	—	—	—	—	—	—

Total real estate loans	11	1,887	—	—	—	—	11	1,887
Commercial loans	1	24	—	—	—	—	1	24
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	8	241	—	—	—	—	8	241

Total	20	$2,152	—	$—	—	$—	20	$2,152

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

On the basis of this review, our classified or special mention assets at the dates indicated were as follows:

	At December 31,
	2010	2009
	(Dollars in thousands)
Special mention assets	$7,942	$1,037
Substandard assets	11,263	3,736
Doubtful assets	—	4
Loss assets	—	—
Foreclosed real estate	1,997	931

Total classified assets	$21,202	$5,708

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

The table below sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$61	$—	$—	$391	$78
Multi-family	—	—	—	—	—
Commercial real estate	156	—	124	1,070	—
Construction	—	—	—	—	—

Total real estate loans	217	—	124	1,461	78
Commercial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	4	—	—	—	—

Total nonaccrual loans	$221	$—	$124	$1,461	$78

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—	$—	$62	$15
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—

Total real estate loans	—	—	—	62	15
Commercial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	4	—	2

Total accruing loans past due 90 days or more	—	—	4	62	17

Total of nonaccrual and 90 days or more past due loans	$221	$—	$128	$1,523	$95

Foreclosed real estate
One- to four-family	$1,559	$328	$428	$—	$230
Commercial	438	603	432	151	—
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	2,218	931	988	1,674	325

Troubled debt restructurings	5,459	—	1,271	173	670

Troubled debt restructurings and total nonperforming assets	$7,677	$931	$2,259	$1,847	$995

Total nonperforming loans to gross loans	0.12%	0.00%	0.08%	0.93%	0.06%
Total nonperforming assets to total assets	0.99%	0.43%	0.45%	0.82%	0.17%
Total nonperforming assets and troubled debt restructurings to total assets	3.43%	0.43%	1.04%	0.91%	0.52%

At December 31, 2010, special mention, substandard and loss loans totaled $19.2 million. At December 31, 2010, there was $221,000 substandard loans that were non-accrual loans. There were no other loans that are not already disclosed where there is information about known credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the years ended December 31, 2010 and 2009, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original terms was $4,457 and $0, respectively.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$747	$472	$430	$457	$260
Provision for loan losses	506	388	145	—	221
Charge offs:
Real estate loans:
One- to four-family	(320)	(57)	(3)	—	(2)
Multi-family	—	—	—	—	—
Commercial real estate	(64)	—	—	(23)	—
Construction	—	—	(1)	—	—
Commercial	(24)	—	(85)	(1)	(45)
Home equity line of credit	—	(10)	(19)	(9)	(24)
Consumer	(14)	(50)	—	—	—

Total charge-offs	(422)	(117)	(108)	(33)	(71)

Recoveries:
Real estate loans:
One- to four-family	—	—	4	3	1
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	20	—	—	—	46
Home equity line of credit	—	—	—	—	—
Consumer	3	4	1	3	—

Total recoveries	23	4	5	6	47

Net (charge-offs) recoveries	(399)	(113)	(103)	(27)	(24)

Allowance at end of period	$854	$747	$472	$430	$457

Allowance to nonperforming loans	386.43%	N/A	368.75%	28.23%	481.05%
Allowance to total loans outstanding at the end of the period	0.48%	0.43%	0.28%	0.26%	0.31%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.23%)	(0.07%)	(0.06%)	(0.02%)	(0.02%)

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (excluding loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2010			2009			2008			2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$332	$83,721	46.88%	$204	$81,436	46.79%	$199	$80,454	48.34%	$214	$84,925	51.59%	$250	$84,011	56.40%
Multi-family	9	4,837	2.71	17	$5,780	3.32	9	3,722	2.24	8	3,272	1.99	10	3,392	2.28
Commercial real estate	356	63,443	35.53	323	$60,602	34.82	196	59,655	35.85	142	56,609	34.39	164	51,407	34.51
Construction	9	8,936	5.00	—	$6,235	3.59	8	3,263	1.97	18	6,701	4.08	4	1,645	1.11

Total real estate loans	706	160,937	90.12	544	154,053	88.53	412	147,094	88.39	382	151,507	92.05	428	140,455	94.30
Commercial loans	47	7,371	4.13	59	7,506	4.31	17	6,592	3.96	3	1,414	0.86	1	169	0.11
Consumer loans:
Home equity loans and lines of credit	60	6,165	3.45	75	7,543	4.33	20	7,321	4.40	12	5,539	3.37	—	2,882	1.93
Other consumer loans	41	4,111	2.30	69	4,936	2.84	13	5,411	3.25	15	6,141	3.73	14	5,444	3.65

Total consumer loans	101	10,276	5.75	144	12,479	7.17	33	12,732	7.65	27	11,680	7.10	14	8,326	5.59
Unallocated	—	—	—	—	—	—	10	—	—	18	—	—	14	—	—

Total loans	$854	$178,584	100.00%	$747	$174,038	100.01%	$472	$166,418	100.00%	$430	$164,601	100.00%	$457	$148,950	100.00%

At December 31, 2010, our allowance for loan losses represented 0.48% of total loans. The allowance for loan losses increased to $854,000 at December 31, 2010 from $747,000 at December 31, 2009, primarily due to the provision for loan losses of $506,000 less net charge-offs of $399,000.

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

At December 31, 2010, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of December 31, 2010, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

At December 31, 2010, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

Accounting guidance requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of our available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The fair values of our securities are based on published or securities dealers’ market values. At December 31, 2010, all of our securities were classified as available-for-sale.

U.S. Government Sponsored Agencies. At December 31, 2010, our U.S. Government sponsored agencies securities portfolio totaled $13.5 million, all of which was classified as available-for-sale. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2010, our mortgage-backed securities portfolio totaled $4.0 million, all of which was classified as available-for-sale. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cullman Savings Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

All of our mortgage-backed securities are issued by government-sponsored entities, except one, which had a fair value of approximately $983,000 at December 31, 2010. This security, issued by Wells Fargo, is “AAA” rated and is associated with the highest quality tranche of loans in the pool. Loans in this pool are all fully amortizing adjustable-rate mortgages secured by one-to-four family owner-occupied homes. Privately-issued mortgage-backed securities such as the security issued by Wells Fargo are subject to certain credit-related risks normally not associated with mortgage-backed securities that are issued by government-sponsored entities. However, management believes the higher yield available from the privately-issued mortgage-backed security offset the credit-related risk.

Mutual Funds. At December 31, 2010, our mutual fund portfolio totaled $1.5 million, all of which was classified as available-for-sale and all of which was invested in the AMF Ultra Short Mortgage Fund, a fund that invests primarily in mortgage-related securities. For the years ended December 31, 2010 and 2009, we recognized a loss for other-than-temporary impairment on our mutual fund of $0 and $114,000, respectively, due to a decline in the fair value of this fund below our cost and our judgment as to the unpredictability for recovery to cost.

Restricted Equity Securities. We invest in the common stock of the Federal Home Loan Bank of Atlanta and until May 1, 2009, the common stock of Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., a correspondent bank. The common stock of each entity is carried at cost and classified as restricted equity securities. We periodically evaluate these shares of common stock for impairment based on ultimate recovery of par value. On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) and was placed into receivership. We concluded that our investments of common stock of Silverton Bank’s Holding Company, Silverton Financial Services, Inc., were impaired and we recorded an other-than-temporary impairment charge of $611,000 equal to the entire carrying value of the shares owned at December 31, 2008, which is reported in impairment loss on securities for the year ended December 31, 2009.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2010, we had invested $2.3 million in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available for sale:
U.S. Government sponsored agencies	$13,997	$13,532	$9,745	$9,710	$13,845	$14,099
Mutual fund	1,414	1,496	2,126	2,211	3,224	3,224
Municipal-taxable	5,154	5,055	506	484	—	—
Residential mortgage-backed, GSE	2,959	3,051	4,068	4,194	5,372	5,349
Residential mortgage-backed, private label	961	983	1,531	1,481	2,179	1,858

Total	$24,485	$24,117	$17,976	$18,080	$24,620	$24,530

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2010. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The mutual fund does not have an actual maturity and can be redeemed by the Company at any time.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government sponsored agencies	$—	0%	$—	0%	$3,500	3.15%	$10,497	3.54%	$13,997	3.44%
Mutual fund	—	—	—	—	—	—	—	—	1,414	2.83
Municipal-taxable	—	—	—	—	504	4.90	4,650	5.61	5,154	5.54
Residential mortgage-backed -GSE	557	4.09	914	5.04	1,488	3.76	—	—	2,959	4.22
Residential mortgage-backed -private label	—	—	961	4.82	—	—	—	—	961	4.82

Total	$557	4.09%	$1,875	4.93%	$5,492	3.48%	$15,147	4.06%	$24,485	4.00%

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2010			2009			2008
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
NOW and demand deposits	$30,950	22.69%	0.43%	$30,289	24.21%	0.80%	$34,071	25.39%	1.73%
Money market deposits	8,448	6.19	0.72	8,853	7.08	1.59	10,290	7.67	2.26
Regular savings and other deposits	17,099	12.54	0.65	13,296	10.62	1.17	9,895	7.36	1.20

Total transaction accounts	56,497	41.42	0.53	52,438	41.91	1.01	54,256	40.42	1.76

Certificates of deposit	79,902	58.58	1.94	72,681	58.09	3.19	79,958	59.58	4.11

Total deposits	$136,399	100.00%	1.33%	$125,119	100.00%	2.28%	$134,214	100.00%	3.12%

The following table sets forth our deposit activities for the years indicated.

	Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning balance	$125,119	$134,214
Net deposits (withdrawals) before interest credited	9,223	(12,183)
Interest credited	2,057	3,088

Net increase (decrease) in deposits	11,280	(9,095)

Ending balance	$136,399	$125,119

As of December 31, 2010, the aggregate amount of our outstanding certificate of deposit in amounts greater than or equal to $100,000 was approximately $42.5 million. The following table sets forth the maturity of these certificates as of December 31, 2010.

At December 31, 2010
(Dollars in thousands)

Three months or less	$4,321
Over three through six months	4,757
Over six through twelve months	16,439
Over twelve months	16,999

Total	$42,516

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009
	(Dollars in thousands)

INTEREST RATE:
Less than 2%	$60,436	$42,438
2.00% - 2.99%	11,278	11,459
3.00% - 3.99%	1,929	8,671
4.00% - 4.99%	2,484	5,250
5.00% - 5.99%	3,775	4,863

Total	$79,902	$72,681

The following table sets forth the amount and maturities of our time deposits at December 31, 2010.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

INTEREST RATE:
Less than 2%	$37,603	$19,307	$1,340	$2,186	$60,436	75.64%
2.00% - 2.99%	7,708	1,391	424	1,755	11,278	14.11
3.00% - 3.99%	1,502	13	414	—	1,929	2.41
4.00% - 4.99%	1,301	813	370	—	2,484	3.11
5.00% - 5.99%	1,964	1,811	—	—	3,775	4.73

Total	$50,078	$23,335	$2,548	$3,941	$79,902	100.00%

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

Our borrowings currently consist primarily of advances from the Federal Home Loan Bank of Atlanta. At December 31, 2010, we had access to additional Federal Home Loan Bank advances of up to $40.6 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates and for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance outstanding at end of period:
FHLB advances	$47,000	$51,107	$54,671
Other borrowings	816	833	860
Average balance during the period:
FHLB advances	$46,809	$51,464	$52,947
Other borrowings	825	847	893
Weighted average interest rate at end of period:
FHLB advances	3.61%	4.01%	4.06%
Other borrowings	0.91	1.23	1.17
Weighted average interest rate during the period:
FHLB advances	4.25%	4.37%	4.51%
Other borrowings	0.93	1.30	1.68

Subsidiary and Other Activities

Apart from Cullman Savings Bank, we have no subsidiaries. At December 31, 2010, we had a 99% limited partnership interest in Cullman Village Apartments of $612,000, which was acquired as an investment tax credit. The assets and liabilities of Cullman Village Apartments are consolidated into our financial statements.

Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Expense and Tax Allocation

Cullman Savings Bank has an agreement with Cullman Bancorp, Inc. and Cullman Savings Bank, MHC to provide them with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Cullman Savings Bank and Cullman Bancorp, Inc. have an agreement for allocating and for reimbursing the payment of their consolidated tax liability. During the year ended December 31, 2010, there were no expenses that were allocated between Cullman Savings Bank and Cullman Bancorp, Inc. and Cullman Savings Bank, MHC.

Personnel

As of December 31, 2010, we had 37 full-time employees and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At December 31, 2010, our total federal and Alabama pre-1988 base year tax bad debt reserve was approximately $1.2 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

Net Operating Loss Carryovers. A financial institution generally may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, although legislation during 2009 allows a limited carry back of five years. At December 31, 2010, Cullman Savings Bank had no net operating loss carry forwards for federal and state income tax purposes.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as the Bank. Under the Dodd-Frank Act, the OTS will be eliminated. Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.

Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulates rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on our operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

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

The Dodd-Frank Act removes federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

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

At December 31, 2010, Cullman Savings Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. Generally, a federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, Cullman Savings Bank’s largest lending relationship with a single or related group of borrowers totaled $3.5 million, which represented 10.6% of unimpaired capital and surplus; therefore, Cullman Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. The Dodd-Frank Act makes noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law. At December 31, 2010, Cullman Savings Bank maintained approximately 76.4% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater. At December 31, 2010, this ratio was 14.1%.

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

The Office of the Comptroller of the Currency will assume the OTS’s enforcement authority over federal savings associations as part of the Dodd-Frank Act regulatory restructuring.

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

At December 31, 2010, Cullman Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Cullman Savings Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC. In view of the recent economic crisis, the FDIC temporarily increased the general individual deposit insurance available on deposit accounts from $100,000 to $250,000 .The Dodd-Frank Act made that level of coverage permanent. In addition, pursuant to a provision of the Dodd-Frank Act, certain non-interest-bearing transaction accounts are fully insured regardless of the dollar amount until December 31, 2012.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s assessable deposits. On December 22, 2008, the FDIC issued a final rule that raised the deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule that altered the way it calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter. Under that rule, the FDIC first establishes an institution’s initial base assessment rate. That initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities and brokered deposits. The total adjusted assessment rate ranges from 7 to 77.5 basis points of the institution’s assessable deposits.

On May 22, 2009, the FDIC issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009. That was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits.

The FDIC also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. That pre-payment, which was due on December 30, 2009, amounted to $733,000 for Cullman Savings Bank. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter. The assessment rate for 2011 and 2012 was assumed to have increased an additional three basis points. In addition, a deposit institution’s assessment for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate through the end of 2012. The pre-payment has been recorded as a prepaid expense at December 31, 2009 and will be amortized to expense over three years.

Most recently, the Dodd-Frank Act required the FDIC to revise its assessment procedures to base it on average total assets less tangible capital, rather than deposits. The FDIC has issued a final rule that will implement that directive effective April 1, 2011.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund that increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long rage fund ratio of 2%.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the FICO assessment was equal to 1.04 basis points of assessable deposits.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees senior unsecured debt of a participating organization issued between October 14, 2008 and June 30, 2009, later extended to October 31, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee remains in effect until June 30, 2012, later extended to December 31, 2012. In return for the FDIC’s guarantee, participating institutions paid the FDIC a fee based on the amount and maturity of the debt. We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provided full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010, later extended until December 31, 2010. That program charged a fee for the coverage over the normal limit. We opted not to participate in this component of the Temporary Liquidity Guarantee Program. The Dodd-Frank Act provided for unlimited coverage of certain non-interest bearing transaction accounts from January 1, 2011 to December 31, 2012 without opportunity for opt out. The cost of the coverage will be included within the regular FDIC assessment.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation was the Troubled Asset Relief Program, Capital Purchase Program (“CPP”), which individual direct equity investment by the U.S. Treasury Department in perpetual preferred issued by qualified depository institutions or other holding companies qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The

CPP provided for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program was subject to approval by the U.S. Treasury Department. We opted not to participate in the CPP.

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

Federal Home Loan Bank System. Cullman Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Cullman Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2010, Cullman Savings Bank was in compliance with this requirement.

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

Holding Company Regulation

General. Cullman Savings Bank, MHC and Cullman Bancorp, Inc. are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Cullman Savings Bank, MHC and Cullman Bancorp, Inc. are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Cullman Savings Bank, MHC and Cullman Bancorp, Inc., and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Cullman Savings Bank, MHC and Cullman Bancorp, Inc. are generally not subject to state business organization laws.

The Dodd-Frank Act transfers to the Federal Reserve Board the responsibility for regulating, and supervising savings and loan holding companies. The Federal Reserve Board will assume the responsibility on July 21, 2011 (subject to a possible six-month extension).

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Cullman Bancorp, Inc. may engage in the following activities:

(i)	investing in the stock of a savings institution;

(ii)	acquiring a mutual savings bank through the merger of such savings institution into a savings institution subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii)	merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

(iv)	investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or savings institutions share their home offices;

(v)	furnishing or performing management services for a savings institution subsidiary of such company;

(vi)	holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;

(vii)	holding or managing properties used or occupied by a savings institution subsidiary of such company;

(viii)	acting as trustee under deeds of trust;

(ix)	any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)	any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued by mutual holding companies before May 19, 2010 will be grandfathered. There is a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

As of December 31, 2010, we had not declared or paid any dividends. However, to the extent possible, we anticipate that Cullman Savings Bank, MHC will waive any dividends paid by Cullman Bancorp, Inc. in the future. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Cullman Savings Bank, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Cullman Savings Bank, MHC converts to stock form.

The Dodd-Frank Act addressed the issue of dividend waivers by mutual savings and loan holding companies in the context of the transfer of the supervision of savings and loan holding companies from the OTS to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.

The Federal Reserve Board has not permitted dividend waivers by mutual bank holding companies in the past and it is uncertain whether the Federal Reserve Board would permit dividend waivers by mutual savings and loan holding companies notwithstanding the Dodd-Frank provision. However, regardless of the Federal Reserve’s position, Cullman Savings Bank, MHC does not qualify under the Dodd-Frank language because it did not waive dividends prior to December 1, 2009.

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

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Cullman Bancorp, Inc. held by Minority Stockholders and by two-thirds of the total outstanding shares of common stock of Cullman Bancorp, Inc. Any Conversion Transaction also would require the approval of a majority of the eligible votes of members of Cullman Savings Bank, MHC.

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

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

As of December 31, 2010, the net book value of our properties was $9.2 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:
316 Second Avenue SW Cullman, Alabama	Owned	1970	44,000	$6,454
Other Properties:
101 Main Street SW Hanceville, Alabama	Owned	1979	1,524	181
3201 Alabama Highway 157 Cullman, Alabama	Owned	2002	6,000	1,532
Highway 278 West Cullman, Alabama	Owned	2008	Land Only	399
1652 Second Avenue SW Cullman, Alabama	Owned	2010	2,531	598

				$9,164

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the OTC Bulletin Board under the symbol “CULL”. The approximate number of holders of record of Cullman Bancorp, Inc.’s common stock as of December 31, 2010 was 233. Certain shares of Cullman Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Cullman Bancorp, Inc.’s common stock for each quarter for 2010 and 2009 since trading commenced on October 9, 2009. The following information was provided by the OTC Bulletin Board:

Year ended December 31, 2010	High	Low	Cash Dividends Declared
First quarter	$10.35	$10.06	$—
Second quarter	$10.40	$10.00	$—
Third quarter	$10.65	$9.50	$—
Fourth quarter	$10.60	$9.50	$—

Year ended December 31, 2009
Fourth quarter	$10.50	$10.00	$—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. As of December 31, 2010 no decision had been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The available sources of funds for the payment of a cash dividend in the future are dividends from Cullman Savings Bank.

If Cullman Bancorp pays dividends to its shareholders, it also will be required to pay dividends to Cullman Savings Bank, MHC, unless Cullman Savings Bank, MHC elects to waive the receipt of dividends. We anticipate that Cullman Savings Bank, MHC will waive any dividends that Cullman Bancorp may pay. Any decision to waive dividends will be subject to regulatory approval. Our current regulator, the OTS, generally permits MHCs to waive the receipt of dividends from their subsidiaries. However, the Federal Reserve Board, which will become our regulator after the OTS is eliminated in July 2011, does not currently permit such dividend waivers. In addition, under current OTS policy, in the event Cullman Savings Bank, MHC converts to stock form, our public stockholders would not be diluted for any dividends waived by it. However, under the policy of certain other Federal bank regulators, including the Federal Reserve Board, in the event Cullman Savings Bank, MHC converts to stock form, any dividends waived by it must be factored into the applicable exchange ratio form.

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

At December 31, 2010, there were no compensation plans under which equity securities of Cullman Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

No shares were repurchased during 2010.

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

	At or For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Financial Condition Data:
Total assets	$223,855	$214,579	$217,385
Investment securities	24,117	18,080	24,530
Loans receivable, net	177,317	172,747	165,243
Deposits	136,399	125,119	134,214
Federal Home Loan Bank advances	47,000	51,107	54,671
Other borrowings	816	833	860
Total shareholders’ equity	38,270	36,514	26,445
Operating Data:
Interest and dividend income	$12,156	$12,140	$12,775
Interest expense	4,046	5,339	6,766

Net interest income	8,110	6,801	6,009
Provision for loan losses	506	388	145

Net interest income after provision for loan losses	7,604	6,413	5,864
Non-interest income	964	210	(253)
Non-interest expenses	5,429	5,409	4,582

Income before income taxes	3,139	1,214	1,029
Income taxes	1,087	633	733

Net income	$2,052	$581	$296

Earnings per share (1)	$0.85	$0.06	N/A

(1)	Earnings per share for 2009 is based on earnings of Cullman Bancorp, Inc. for the period of October 8 to December 31, 2009

	At or For the Year Ended December 31,
	2010		2009		2008
Performance Ratios:
Return on average assets	0.93%		0.27%		0.14%
Return on average equity	5.51%		2.08%		1.11%
Interest rate spread (1)	3.71%		3.22%		2.78%
Net interest margin (2)	4.00%		3.46%		2.98%
Noninterest expense to average assets	2.47%		2.53%		2.10%
Efficiency ratio (3)	60.08%		46.37%		40.79%
Average interest-earning assets to average interest-bearing liabilities	1.15	X	1.09	X	1.06	X
Average equity to average assets	16.94%		13.12%		12.24%

Capital Ratios:
Total capital to risk weighted assets	21.21%		22.03%		17.25%
Tier I capital to risk weighted assets	20.75%		21.53%		17.00%
Tier I capital to average tangible assets	14.71%		15.02%		12.24%

Asset Quality Ratios:

Allowance for loan losses as a percent of gross loans	0.48%		0.43%		0.28%
Allowance for loan losses as a percent of nonperforming loans	386.43%		N/A		368.75%
Net (charge-offs) recoveries to average outstanding loans during the period	(0.23%)		(0.07%)		(0.06%)
Non-performing loans as a percent of gross loans	0.12%		0.00%		0.08%
Non-performing assets as a percent of total assets	0.99%		0.43%		0.45%
Total non-performing assets and troubled debt as a percentage of total assets	3.43%		0.43%		1.04%
Number of offices	3		3		3

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.

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

Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the earliest period shown. A total of 1,080,483 shares were sold in the conversion at $10 per share, raising $10.8 million of gross proceeds. Approximately $900,000 of conversion expenses were offset against the gross proceeds. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009. In addition, the Bank contributed $100,000 in cash and 50,255 shares of common stock to a charitable foundation that the Bank established in connection with the reorganization. The contribution of cash and shares of common stock totaled $603,000.

The combination of shares sold to the public and contributed to the charitable foundation represents 45% of the common stock of Cullman Bancorp, Inc. outstanding shares. Cullman Savings Bank, MHC owns 55% or 1,382,012 shares.

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

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating classified loans from the remaining loans, and then categorizing each group by type of loan. Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics. We also analyze historical loss experience for the preceding four quarters, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

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

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

•

Continue to Focus on Residential Lending. We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of December 31, 2010, $83.7 million, or 46.9% of our total loan portfolio consisted of one- to four-family residential mortgage loans. We have recently developed a secondary mortgage capacity so that we can offer loans, including long-term fixed-rate loans, to our customers that we do not wish to retain in our loan portfolio from an asset/liability management standpoint. We consider the current interest rate environment in making decisions as to whether to hold our originated mortgage loans for investment or to sell the loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

•

Increase Commercial Real Estate Lending. While we will continue to emphasize one- to four-family residential mortgage loans, we also have increased and, subject to market conditions, intend to continue to increase our origination of commercial real estate loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. We originated $11.2 million and $10.9 million of commercial real estate loans during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, $63.4 million, or 35.5% of our total loan portfolio consisted of commercial real estate loans.

•

Manage Interest Rate Risk While Maintaining or Enhancing to the Extent Practicable our Net Interest Margin. Subject to market conditions, we have sought to enhance net interest income by emphasizing controls on the cost of funds rather than attempting to maximize asset yields, as loans with high yields often involve greater credit risk or may be repaid during periods of decreasing market interest rates. We try to promote “core deposits” such as passbook and statement savings accounts, money market accounts and regular and commercial checking accounts, which generally are lower-cost sources of funds than certificates of deposit, and which are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2010, 41.4% of our deposits were core deposits. We attempt to attract and retain core deposits by offering competitive products that meet the full-service banking needs of our customers, by emphasizing quality customer service, and through our convenient locations and advertising and promotions programs.

•

Expand Banking Relationships to a Larger Base of Customers. Our banking subsidiary, Cullman Savings Bank was established in 1887 and has been operating continuously in Cullman County since that time. Our share of FDIC-insured deposits in Cullman County as of June 30, 2010 (the latest date for which such information is available) was 9.5%. We will seek to expand our customer base and offer our products and services to the new base of customers, by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•

Maintain Strong Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets and troubled debt restructurings totaled $7.7 million, or 3.4% of total assets at December 31, 2010. Our total nonperforming loans to total loans ratio was 0.12% at December 31, 2010. Total loan delinquencies, greater than 30 days, as of December 31, 2010 were $1.9 million, or 1.07% of total loans

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Our total assets increased $9.3 million, or 4.3%, to $223.9 million at December 31, 2010 from $214.6 million at December 31, 2009. The increase was due to an increase in securities available for sale, to $24.1 million at December 31, 2010 from $18.1 million at December 31, 2009 and increase in net loans to $177.3 million at December 31, 2010 from $172.7 million at December 31, 2009. During the year ended December 31, 2010, net loans continued to increase reflecting steady demand for loans in our market area and the low interest rate environment. Increases in our loan portfolio reflected increases in one-to-four family residential mortgage loans by $2.3 million, or 2.8%, commercial real estate loans by $2.8 million, or 4.7%, and construction loans by $2.7 million, or 43.3%. These increases were offset primarily by decreases in multi-family loans by $943,000, or 16.3%, and other consumer loans by $825,000, or 16.7%.

Deposits increased to $136.4 million at December 31, 2010 from $125.1 million at December 31, 2009. The increase in deposits reflected a $661,000 increase in NOW and demand accounts, and a $3.8 million increase in regular savings and other deposits, partially offset by a decrease in money market accounts of $405,000. Certificates of deposit increased to $79.9 million at December 31, 2010 from $72.7 million at December 31, 2009. The net increase in certificates of deposits was attributed to depositors who sought out lower-risk FDIC-insured investments at a well-capitalized institution. Federal Home Loan Bank of Atlanta advances decreased to $47.0 million at December 31, 2010 from $51.1 million at December 31, 2009. Our increase in deposits helped to offset the planned decrease in Federal Home Loan Bank advances.

Total equity increased to $38.3 million at December 31, 2010 from $36.5 million at December 31, 2009. The increase largely reflected net income of $2.1 million, partially offset by an increase in other comprehensive loss related to unrealized losses on securities available for sale for the year ended December 31, 2010 of $296,000.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General. Net income increased to $2.1 million for the year ended December 31, 2010 from $581,000 for the year ended December 31, 2009. The increase reflected higher net interest income of $8.1 million during 2010 compared to $6.8 million for the year ended December 31, 2009 and no other-than-temporary impairment losses recognized during 2010 compared to $725,000 of such losses during the year ended December 31, 2009.

Interest Income. Interest income increased $16,000, or .13%, to $12.2 million for the year ended December 31, 2010 from $12.1 million for the year ended December 31, 2009. The increase reflected an increase in average interest earning assets of $5.8 million, or 2.9%, from $196.7 million for the year ended December 31, 2009. Declining interest rates during 2010 also had a negative impact on interest income. Yields on interest earning assets declined to 6.0% for the year ended December 31, 2010 from 6.2% for the year ended December 31, 2009.

Interest income on loans increased $150,000, or 1.4%, to $11.2 million for the year ended December 31, 2010 from $11.1 million for the year ended December 31, 2009, reflecting an increase in the average balance of loans to $174.9 million for the year ended December 31, 2010 from $169.5 million for the year ended December 31, 2009, partially offset by lower average yields on balances to 6.4% in 2010 from 6.5% in 2009. Interest income on investment securities decreased to $911,000 for the year ended December 31, 2010 from $1.0 million for the year ended December 31, 2009, reflecting a decrease in the average balance of such securities to $20.8 million in 2010 from $21.2 million in 2009, as well as a decrease in the yield on such securities to 4.4% from 4.9%.

Interest Expense. Interest expense decreased $1.3 million, or 24.2%, to $4.0 million for the year ended December 31, 2010 from $5.3 million for the year ended December 31, 2009. The decrease reflected a decrease in the average balance on interest-bearing deposits of $164,000 and a decrease on the average balance of Federal Home Loan Bank advances and other borrowings of $4.7 million as well as a decrease in the yield on deposits and borrowings to 2.3% from 3.0%.

Interest expense on certificates of deposit decreased to $1.7 million for the year ended December 31, 2010 from $2.5 million for the year ended December 31, 2009. The decrease was due to a decrease in the yield on certificates of deposit to 2.2% from 3.3%, which was partially offset by a slight increase in their average balances of $182,000. Interest expense on money market deposits and NOW and demand deposits decreased to $251,000 for the year ended December 31, 2010 from $428,000 for the year ended December 31, 2009, largely due to a decrease in the average balances of such deposits of $3.8 million, or 9.5%, and a decrease in their yields to .70% from 1.1%. Interest expense on regular savings and other deposits decreased slightly by $30,000 for the year ended December 31, 2010, reflecting a lower yield on such deposits to .75% from 1.2%, more than offsetting the increase in their average balances of $3.4 million.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank of Atlanta, decreased $263,000, or 11.7% to $2.0 million for the year ended December 31, 2010 from $2.3 million for the year ended December 31, 2009. The decrease reflected a decrease in the average balance of such borrowings of $4.7 million to $47.6 million for the year ended December 31, 2010 coupled with a lower average rate paid on such borrowings of 4.2% for the year ended December 31, 2010 compared to 4.3% for the year ended December 31, 2009.

Net Interest Income. Net interest income increased to $8.1 million for the year ended December 31, 2010 from $6.8 million for the year ended December 31, 2009. The increase resulted from an increase in our interest rate spread to 3.7% from 3.2% and an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 1.15X from 1.09X. Our net interest margin increased to 4.0% from 3.5%. The increases in our interest rate spread and net interest margin reflected a lower interest rate environment.

Provision for Loan Losses. The provision for loan losses increased by $118,000, or 30.4%, to $506,000 for the year ended December 31, 2010 from $388,000 for the year ended December 31, 2009. Net charge offs were $399,000 for the year ended December 31, 2010 compared to $113,000 for the year ended December 31, 2009. The allowance for loan losses was $854,000, or 0.48% of total loans at December 31, 2010 compared to $747,000, or 0.43%, of total loans at December 31, 2009. Nonperforming loans at December 31, 2010 were $221,000 compared to no nonperforming loans at December 31, 2009. Our foreclosed real estate was $2.0 million at December 31, 2010 compared to $931,000 at December 31, 2009. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2010 and 2009.

Noninterest Income. Noninterest income increased to $964,000 for the year ended December 31, 2010 from $210,000 for the year ended December 31, 2009. The increase in noninterest income was primarily attributable to the decrease in other-than-temporary impairment charges. There were no other-than-temporary impairment charges for the year ended December 31, 2010 compared to $725,000 for the year ended December 31, 2009. During 2009, the impairment charge reflected the length of time this investment had been impaired, the unpredictability for recovery to cost and losses on sales of shares of the mutual fund and our investment in Silverton Bank stock during 2009. These losses were partially offset by gains on sales of securities of $38,000 for the year ended December 31, 2010 compared to $16,000 for the year ended December 31, 2009.

Noninterest Expense. Noninterest expense increased slightly by $20,000 for the year ended December 31, 2010 from $5.4 million for the year ended December 31, 2009. The increase reflected increases in salaries and employee benefits of $328,000, professional and supervisory fees of $162,000 and net losses on foreclosed real estate of $181,000 for the year ended December 31, 2010 compared to 2009. The increases in salaries and employee benefits were reflective of increases in bonuses and officer incentive plans and our director deferred compensation plan as a result of increased Company profits. Professional and supervisory fee increases are the result of increased costs resulting from being a public company. These increases in expenses were largely offset by decreases in charitable contributions of $603,000 and FDIC deposit insurance premiums of $133,000 for the year ended December 31, 2010 as compared to 2009. The charitable contribution expense for the year ended December 31, 2009 reflected our donation to a charitable foundation created as part of the mutual holding company conversion. The value of cash and stock donated was $603,000. The higher FDIC premiums for the year ended December 31, 2009 reflected FDIC special assessments.

Income Tax Expense. The provision for income taxes was $1.1 million for the year ended December 31, 2010 compared to $633,000 for the year ended December 31, 2009. Our effective tax rate was 34.6% for the year ended December 31, 2010 compared to 52.1% for the year ended December 31, 2009. The decrease in our effective tax rate for 2010 was primarily attributable to a decrease of $725,000 in other-than-temporary impairment losses on securities. These impairment losses are considered capital losses and can only be utilized to offset capital gains. Currently, it is more likely than not that management will not generate sufficient capital gains to realize the related deferred tax assets; therefore, a valuation allowance is required for the remaining deferred tax asset. The decrease in the valuation allowance during 2010 had an effect of decreasing our effective tax rate for year ended December 31, 2010.

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

	For The Years Ended December 31,
	2010				2009				2008
	Average Balance		Interest and Dividends	Yield Cost	Average Balance		Interest and Dividends	Yield Cost	Average Balance		Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$174,881		$11,230	6.42%	$169,540		$11,080	6.54%	$168,477		$11,316	6.72%
Securities available for sale	20,762		911	4.39	21,172		1,046	4.94	24,916		1,251	5.02
Other interest-earning assets	6,895		15	0.22	6,017		14	0.23	7,923		208	2.63

Total interest-earning assets	202,538		12,156	6.00	196,729		12,140	6.17	201,316		12,775	6.35
Noninterest earning assets	17,335				16,496				16,465

Total average assets	$219,873				$213,225				$217,781

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$25,651		158	0.62	$30,601		278	0.91	$36,682		631	1.72
Regular savings and other deposits	15,763		119	0.75	12,356		148	1.20	8,700		107	1.23
Money market deposits	10,257		93	0.91	9,060		150	1.66	11,454		266	2.32
Certificates of deposit	77,108		1,688	2.19	76,926		2,512	3.27	79,120		3,360	4.25

Total interest-bearing deposits	128,779		2,058	1.60	128,943		3,088	2.39	135,956		4,364	3.21
FHLB advances and other borrowings	47,634		1,988	4.17	52,311		2,251	4.30	53,840		2,402	4.46

Total interest-bearing liabilities	176,413		4,046	2.29	181,254		5,339	2.95	189,796		6,766	3.56
Noninterest-bearing demand deposits	4,227				2,756				18
Other noninterest-bearing liabilities	1,986				1,235				1,315

Total liabilities	182,626				185,245				191,129
Equity	37,247				27,980				26,652

Total liabilities and equity	$219,873				$213,225				$217,781

Net interest income			$8,110				$6,801				$6,009

Interest rate spread				3.71%				3.22%				2.77%
Net interest margin				4.00%				3.46%				2.98%
Average interest-earning assets toaverage interest-bearing liabilities	1.15	X			1.09	X			1.06	X

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

	Years Ended December 31, 2010 vs. 2009			Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars In thousands)			(Dollars In thousands)
Interest-earning assets
Loans receivable	$345	$(195)	$150	$70	$(306)	$(236)
Investment securities	(20)	(115)	(135)	(188)	(17)	(205)
Other interest-earning assets	(5)	6	1	(30)	(164)	(194)

Total interest earning	320	(304)	16	(148)	(487)	(635)

Interest-bearing liabilities
NOW and demand deposits	(40)	(80)	(120)	(13)	(340)	(354)
Regular savings and other deposits	35	(64)	(29)	(57)	98	41
Money market deposits	18	(75)	(57)	(47)	(69)	(116)
Certificates of deposit	6	(830)	(824)	(172)	(676)	(848)
FHLB advances and other borrowings	(199)	(64)	(262)	(72)	(79)	(150)

Total interest-bearing liabilities	(180)	(1,113)	(1,292)	(361)	(1,066)	(1,427)

Increase in net interest income	$499	$809	$1,308	$213	$579	$792

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $3.4 million for the year ended December 31, 2010 and $1.4 million for the year ended December 31, 2009. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturities and sales of securities. Net cash flows used in investing activities were $13.2 million for year ended December 31, 2010 and net cash flows used in investing activities were $1.3 million for the year ended December 31, 2009. Net cash provided by financing activities consisted primarily of activity in deposits and borrowings. Net cash flows from financing activities were $7.2 million for the year ended December 31, 2010 compared to net cash flows used in financing activities were $3.8 million for the year ended December 31, 2009. The changes in net cash flows provided by financing activities over the periods were primarily related to the net change in deposits, net proceeds from the issuance of capital stock, and repayment of Federal Home Loan Bank advances.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2010 and 2009, cash and short-term investments totaled $2.5 million and $5.2 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings as sources of funds.

At December 31, 2010 and 2009, we had outstanding commitments to originate loans of $975,000 and $2.2 million, respectively, and unfunded commitments under lines of credit and standby letters of credit of $8.6 million and $9.0 million, respectively. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from December 31, 2010 totaled $50.1 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At December 31, 2010, we had $47.0 million in advances from the Federal Home Loan Bank of Atlanta and an available borrowing limit of an additional $40.6 million.

We are subject to various regulatory capital requirements. At December 31, 2010, we were in compliance with all applicable capital requirements. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 11 of the Notes to our Consolidated Financial Statements.

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

For fiscal years ended December 31, 2010 and 2009, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

In July 2010, the FASB issued an update to previously issued accounting standards with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has implemented the disclosure requirements required as of the end of the period. The Company intends to adopt the new disclosure requirements about activity that occurs during a reporting period for the first interim period of 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

CULLMAN BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Cullman Bancorp, Inc.

Cullman, Alabama

We have audited the accompanying consolidated balance sheets of Cullman Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cullman Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Brentwood, Tennessee

March 18, 2011

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

	2010	2009
ASSETS
Cash and cash equivalents	$2,368	$2,174
Federal funds sold	174	3,058

Cash and cash equivalents	2,542	5,232
Securities available for sale	24,117	18,080
Loans, net of allowance of $854 and $747, respectively	177,317	172,747
Loans held for sale	320	445
Premises and equipment, net	10,612	10,324
Foreclosed real estate	1,997	931
Accrued interest receivable	1,157	1,027
Restricted equity securities	2,595	2,711
Bank owned life insurance	2,349	2,242
Other assets	849	840

Total assets	$223,855	$214,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$6,188	$1,726
Interest bearing	130,211	123,393

Total deposits	136,399	125,119

Federal Home Loan Bank advances	47,000	51,107
Long-term debt	816	833
Accrued interest payable and other liabilities	1,370	1,006

Total liabilities	185,585	178,065

Commitments and contingencies (Note 12)

Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,512,750 shares outstanding at December 31, 2010 and 2009	25	25
Additional paid-in capital	10,330	10,330
Retained earnings	29,134	27,082
Accumulated other comprehensive income (loss)	(232)	64
Unearned ESOP shares, at cost	(887)	(936)
Amount reclassified on ESOP shares	(100)	(51)

Total shareholders’ equity	38,270	36,514

Total liabilities and shareholders’ equity	$223,855	$214,579

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

	2010	2009
Interest and dividend income:
Loans, including fees	$11,230	$11,080
Securities, taxable	911	1,046
Federal funds sold	15	14

Total interest income	12,156	12,140

Interest expense:
Deposits	2,058	3,088
Federal Home Loan Bank advances and other borrowings	1,988	2,251

Total interest expense	4,046	5,339

Net interest income	8,110	6,801

Provision for loan losses	506	388

Net interest income after provision for loan losses	7,604	6,413

Noninterest income:
Service charges on deposit accounts	445	460
Income on bank owned life insurance	108	107
Gain on sales of mortgage loans	321	297
Net gain (loss) on sales of securities	38	16
Impairment loss on securities	—	(725)
Other	52	55

Total noninterest income	964	210

Noninterest expense:
Salaries and employee benefits	2,985	2,657
Occupancy and equipment	692	662
Data processing	507	470
Professional and supervisory fees	367	205
Office expense	119	138
Advertising	75	96
Charitable contributions	—	603
FDIC deposit insurance	154	287
Net losses on foreclosed real estate	267	86
Other	263	205

Total noninterest expense	5,429	5,409

Income before income taxes	3,139	1,214

Income tax expense	1,087	633

Net income	$2,052	$581

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on securities available for sale, net	(272)	131
Reclassification adjustment for gains realized in income, net of tax	(24)	(11)

Other comprehensive (loss) income	(296)	120

Comprehensive income	$1,756	$701

Earnings per share:
Basic and diluted (Note 16)	$0.85	$0.06

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2009	$—	$—	26,501	$(56)	$—	$—	$26,445

Net income	—	—	581	—	—	—	581
Net change in accumulated other comprehensive loss	—	—	—	120	—	—	120
Common stock issued to Cullman Savings Bank, Mutual Holding Company, 1,382,013	13	(13)	—	—	—	—	—
Initial funding of Cullman Savings Bank, Mutual Holding Company	—	(50)	—	—	—	—	(50)
Common stock issued to Charitable Foundation, 50,255	1	503	—	—	—	—	504
Common stock issued in initial public offering, 1,080,483 shares, net of issuance costs of $905	11	9,888	—	—	(985)		8,914
ESOP shares earned		2			49		51
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(51)	(51)

Balance at December 31, 2009	$25	$10,330	$27,082	$64	$(936)	$(51)	$36,514

Net income	—	—	2,052	—	—	—	2,052
Net change in accumulated other comprehensive income	—	—	—	(296)	—	—	(296)
ESOP shares earned					49		49
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(49)	(49)

Balance at December 31, 2010	$25	$10,330	$29,134	$(232)	$(887)	$(100)	$38,270

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

	2010	2009
Cash Flows From Operating Activities
Net income	$2,052	$581
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	506	388
Depreciation and amortization, net	177	242
Deferred income tax benefit	(26)	(284)
Net (gain) loss on sale of securities	(38)	(16)
Loss from other-than-temporary impairment	—	725
Losses from sales and impairment of foreclosed real estate	267	86
Income on bank owned life insurance	(108)	(107)
Gain on sale of mortgage loans	(321)	(297)
Mortgage loans originated for sale	(15,020)	(15,077)
Mortgage loans sold	15,466	15,174
ESOP compensation expense	49	51
Stock issued to charitable foundation	—	504
Net change in operating assets and liabilities
Accrued interest receivable	(130)	151
Accrued interest payable	(50)	(57)
Other	557	(661)

Net cash from operating activities	3,381	1,403

Cash Flows From Investing Activities
Purchases of premises and equipment	(674)	(33)
Purchases of securities	(24,398)	(6,500)
Proceeds from maturities, paydowns and calls of securities	17,186	12,039
Proceeds from sale of securities	750	1,000
Purchases of restricted equity securities	(78)	—
Proceeds from sales of foreclosed real estate	147	183
Redemptions of restricted equity securities	194	117
Loan originations and payments, net	(6,354)	(8,081)

Net cash used in investing activities	(13,227)	(1,275)

Cash Flows from Financing Activities
Net change in deposits	11,280	(9,095)
Proceeds from Federal Home Loan Bank advances	6,000	—
Repayment of Federal Home Loan Bank advances	(10,107)	(3,564)
Repayment of long-term debt	(17)	(27)
Initial funding of Cullman Savings Bank, MHC	—	(50)
Proceeds from sale of capital stock, net of issuance costs	—	8,914

Net cash from (used in) financing activities	7,156	(3,822)

Change in cash and cash equivalents	(2,690)	(3,694)

Cash and cash equivalents, beginning of year	5,232	8,926

Cash and cash equivalents, end of period	$2,542	$5,232

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements of Cullman Bancorp, Inc. (“the Bancorp”) include the accounts of its wholly owned subsidiary, Cullman Savings Bank (“the Bank”) and its 99% ownership of Cullman Village Apartments, (together referred to as “the Company”). Intercompany transactions and balances are eliminated in the consolidation. The Company is majority owned (55%) by Cullman Savings Bank, MHC. These financial statements do not include the transactions and balances of Cullman Savings Bank, MHC.

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

Since the entities are under common control, the reorganization was accounted for at historical cost and presented as if the transaction occurred at the beginning of the earliest period shown. A total of 1,080,483 shares were sold in the conversion at $10 per share, raising $10.8 million of gross proceeds. Approximately $900 of conversion expenses were offset against the gross proceeds. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009. In addition, the Bank contributed $100 in cash and 50,255 shares of common stock to a charitable foundation that the Bank established in connection with the reorganization. The contribution of cash and shares of common stock totaled $603.

The combination of shares sold to the public and contributed to the charitable foundation represents 45% of the common stock of Cullman Bancorp, Inc. outstanding shares. Cullman Savings Bank, MHC owns 55% or 1,382,012 shares.

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

59.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement; and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

The allowance consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings.

Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, or doubtful, which are more fully explained in Note 3. All loan relationships over $100 graded substandard and doubtful are evaluated for impairment. The amount of impairment, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s exiting rate or at the fair value of collateral if repayment is expected to solely from the collateral.

60.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed below:

One-to-four family: One-to-four family residential loans consist primarily of loans secured by first or second deeds of trust on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of up to 90% for owner-occupied one-to-four family homes and up to 80% for non-owner occupied homes. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

Commercial real estate: Commercial real estate loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property, which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which primarily include office buildings, apartments, farms, retail and mixed-use properties, churches, warehouses and restaurants located within the Company’s market area. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows.

Commercial real estate loans are larger than one-to-four family residential loans and involve greater credit risk. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than one-to-four real estate loans. These loans are typically originated in amounts of no more than 85% of the appraised value of the property.

Multi-family: Multi-family real estate loans generally have a maximum term of 20 years and are secured by apartment buildings in the Company’s market area. The interest rates on these loans are generally fixed for an initial period of three to five years and then adjust every one to five years based on the relevant OTS Cost of Funds Rate, plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company’s underwriting analysis includes considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

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

Construction loans: Construction loans consist of loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers for owner-occupied projects. Loans to individuals for the construction of their residences typically run for up to 12 months and then convert to permanent loans. These construction loans have rates and terms comparable to one-to-four family loans. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 85%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

61.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Construction loans generally are made for relatively short terms. However, to the extent construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project.

Commercial: Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Interest rates on these loans are floating-rate indexed to the prime rate as published in The Wall Street Journal and fixed-rate loans generally for a one-year term. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial business loans are generally secured by accounts receivable, inventory and equipment.

Commercial business loans are typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than one-to-four family residential loans and the collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

Consumer: Consumer loans mainly consist of variable-rate and fixed-rate home equity lines-of-credit secured by a lien on the borrower’s primary residence. Home equity products are limited to 90% of the property value less any other mortgages. The Company uses the same underwriting standards for home equity lines-of-credit as it uses for one-to-four family residential mortgage loans. The variable-rate home equity line-of-credit product carries an interest rate tied to the prime rate published in The Wall Street Journal with a margin that ranges from (100) basis points to 250 basis points. Home equity lines-of-credit provide for an initial draw period of up to five years, with monthly payments of 1.5% of the outstanding balance or interest only payments calculated on the outstanding balance. At the end of the initial five years, the line may be paid in full or restructured through our then current home equity program. The Company has very minimal unsecured consumer loans, such as for automobiles. To that extent, most of our consumer loans share approximately the same level of risk as one-to-four family residential mortgages.

We calculate the amount of impairment or allowance collectively for each portfolio segment by applying internally derived loss factors that we have estimated based on various criteria affecting each segment. These loss factors are derived from both quantitative and qualitative considerations. Historical loss experience per portfolio segment factors significantly into our estimation and is based on our consideration of historical losses for the previous four quarters, including the quarter in which the allowance is calculated. In addition to historical loss factors, we evaluate internal trends in each segment such as delinquencies and foreclosures, and we evaluate external trends such as current economic conditions and demographic unemployment rates, population density, real estate values, and charge-off trends of other comparable institutions, taking into consideration how each of the factors influence the risk within each portfolio segment. For all portfolio segments, we also consider the results of any internal loan reviews; loan to value ratios; our historically conservative credit risk policy; the strength of our underwriting and ongoing credit monitoring function; and other relevant factors.

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. The fair values of these derivatives have not been recognized at 2010 and 2009 because they are not significant.

62.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Foreclosed Real Estate: Real estate acquired through loan foreclosure is recorded at fair value less cost to sell at the date of foreclosure. Subsequently, valuations are periodically performed and any reductions in fair value result in a write down of the carrying value and a charge to the income statement. Revenues and expenses from operations are recognized in the income statement as earned or incurred.

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

Investment Tax Credit: During 1996, the Company invested $1,146 for a 99% interest as a limited partner in a 40-unit affordable housing project, Cullman Village Apartments. The Company is allocated tax credits and tax deductions for its investment in the project. The tax credits were for the first 10 years of the life of the project. However, the Company continues to receive tax benefits for the losses incurred in this project. The portion of income (losses) for 2010 and 2009 were ($33) and $23, respectively. The Company has determined that Cullman Village Apartments is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE’s activities and therefore consolidates the activities of the VIE into its financial statements. The total consolidated net assets of the VIE at December 31, 2010 and 2009 were approximately $612 and $663, respectively. Because of the immateriality of the balances, additional required disclosures have been omitted.

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

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit at December 31, 2010 and 2009 were not significant and have not been recorded.

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

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Earnings per share for the year ended December 31, 2010 and for the period of October 8, 2009 to December 31, 2009 were based on net income attributable to common shareholders. Earnings per share are not applicable for periods prior to the conversion date of October 8, 2009.

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

64.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

In July 2010, the FASB issued an update to previously issued accounting standards with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has implemented the disclosure requirements required as of the end of the period. The Company intends to adopt the new disclosure requirements about activity that occurs during a reporting period for the first interim period of 2011.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2010 and 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2010
U.S. Government sponsered agencies	$13,997	$13	$(478)	$13,532
Municipal - taxable	5,154	23	(122)	5,055
Residential mortgage-backed, GSE	2,959	92	—	3,051
Residential mortgage-backed, private label	961	22	—	983
Ultra Short mortgage mutual fund	1,414	82	—	1,496

Total	$24,485	$232	$(600)	$24,117

2009
U.S. Government sponsered agencies	$9,745	$15	$(50)	$9,710
Municipal - taxable	506	—	(22)	484
Residential mortgage-backed, GSE	4,068	126	—	4,194
Residential mortgage-backed, private label	1,531	—	(50)	1,481
Ultra Short mortgage mutual fund	2,126	85	—	2,211

Total	$17,976	$226	$(122)	$18,080

65.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The Company’s mortgage-backed securities are primarily issued by government sponsored enterprises (“GSEs”) and agencies such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE. At December 31, 2010 and 2009, the Company had only one private label mortgage-backed security.

Sales of available for sale during the years ended December 31, 2010 and 2009 securities were as follows:

	2010	2009

Proceeds	$750	$1,000
Gross gains	38	18
Gross losses	—	(2)

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—	$—	$—
Due from five to ten years	4,004	3,885	2,500	2,505
Due after ten years	15,147	14,702	7,751	7,689
Mutual fund	1,414	1,496	2,126	2,211
Residential mortgage-backed	3,920	4,034	5,599	5,675

Total	$24,485	$24,117	$17,976	$18,080

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of December 31, 2010 and 2009 were $6,320 and $8,000, respectively. At December 31, 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies in an amount greater than 10% of shareholders’ equity.

66.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2010
U.S. Government sponsered agencies	$10,519	$(478)	$—	$—	$10,519	$(478)
Municipal - taxable	3,589	(122)	—	—	3,589	(122)

Total temporarily impaired	$14,108	$(600)	—	—	$14,108	$(600)

2009
U.S. Government sponsered agencies	$5,696	$(50)	$—	$—	$5,696	$(50)
Municipal - taxable	484	(22)	—	—	484	(22)
Residential mortgage-backed, private label	—	—	1,481	(50)	1,481	(50)

Total temporarily impaired	$6,180	$(72)	1,481	(50)	$7,661	$(122)

There were ten US Government sponsored agency and six municipal securities with unrealized losses at December 31, 2010. None of the unrealized losses for these securities have been recognized into net income for the year ended December 31, 2010 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

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

67.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at December 31, 2010 and 2009 were as follows:

	2010	2009
Real estate loans:
One- to four family	$83,721	$81,436
Multi-family	4,837	5,780
Commercial real estate	63,443	60,602
Construction	8,936	6,235

Total real estate loans	160,937	154,053
Commercial loans	7,371	7,506
Consumer loans	10,276	12,479

Total loans	178,584	174,038
Net deferred loan fees	(413)	(544)
Allowance for loan losses	(854)	(747)

Loans, net	$177,317	$172,747

Activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Beginning balance	$747	$472
Provision for loan losses	506	388
Loans charged off	(422)	(117)
Recoveries	23	4

Ending balance	$854	$747

68.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on impairment method at December 31, 2010:

	Real estate
	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$—	$—	$95	$—	$25	$—	$120
Collectively evaluted for impairment	332	9	261	9	22	101	734

Total ending allowance balance:	$332	$9	$356	$9	$47	$101	$854

Loans:
Loans individually evaluated for impairment:	$2,713	$1,993	$3,724	$—	$112	$165	$8,707
Loans collectively evaluated for impairment:	81,008	2,844	59,719	8,936	7,259	10,111	169,877

Total ending loans balance	$83,721	$4,837	$63,443	$8,936	$7,371	$10,276	$178,584

The balances of loans do not include accrued and unpaid interest or any deferred loan fees or costs.

69.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table presents loans individual evaluated for impairment by portfolio segment at December 31, 2010:

	Unpaid principal balance	Recorded investment	Related allowance
With no recorded allowance:
Real estate loans:
One- to four-family	$2,714	$2,714	$—
Multi-family	1,993	1,993	—
Commercial	3,445	3,445	—
Construction	—	—	—

Total real estate loans	8,152	8,152	—
Commercial	61	61	—
Home equity lines of credit	161	161	—
Other consumer loans	4	4	—

Total	$8,378	$8,378	$—

With recorded allowance:
Real estate loans:
One- to four-family	$—	$—	$—
Multi-family	—	—	—
Commercial	280	280	95
Contruction	—	—	—

Total real estate loans	280	280	95
Commercial	49	49	25
Consumer loans	—	—	—

Total	$329	$329	$120

Totals:
Real estate	$8,432	$8,432	$95
Commercial and Consumer	114	114	25

Total	$8,546	$8,546	$120

The recorded investment amounts do not include accrued and unpaid interest or any deferred loan fees or costs. The average balance of loans individually evaluated for impairment during 2010 was $5,512.

70.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Individually impaired loans at December 31, 2009 were as follows:

2009

Year-end loans with no allocated allowance for loan losses	$2,924
Year-end loans with allocated allowance for loan losses	815

Total	$3,739

Amount of allowance for loan losses allocated	$96
Average of individually impaired loans during the year	$3,783

Interest income recognized and cash basis interest income recognized during the impairment period in December 31, 2010 and 2009 was $197 and $289, respectively.

71.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans at December 31, 2010 by portfolio segment of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One- to four-family	$654	$118	$61	$833	$82,888	$83,721	$—
Multi-family	613		—	613	4,224	4,837	—
Commercial		107	156	263	63,180	63,443	—
Construction	—	—	—	—	8,936	8,936	—

Total real estate loans	1,267	225	217	1,709	159,228	160,937	—
Commercial loans	—	—	—	—	7,371	7,371	—
Consumer loans	82	121	4	207	$10,069	10,276	—

Total	$1,349	$346	$221	$1,916	$176,668	$178,584	$—

Nonaccrual loans at December 31, 2010 were $221. These loans are disclosed by portfolio segment above in the “90 days or more past due” column. Additional required disclosure by class was deemed immaterial to the financial statements. There were no nonaccrual loans or loans past due 90 days still on accrual at December 31, 2009.

Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

72.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings at December 31, 2010 and 2009 were $5,459 and $0, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings at December 31, 2010 and 2009 was $35 and $0, respectively. The Company has committed to no additional amounts at December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Company utilizes a grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All loans, regardless of size, are analyzed and are given a grade based upon the management’s assessment of the ability of borrowers to service their debts. The analysis is performed on a quarterly basis.

The Company uses the following definitions for loan grades:

•

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are graded Pass. These loans are included within groups of homogenous pools of loans based upon portfolio segment and class for estimation of the allowance for loan losses on a collective basis. Loan relationships graded substandard and doubtful of $100 or more are individually evaluated for impairment.

73.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

At December 31, 2010, and based on the most recent analysis performed, the loan grade for each loan by portfolio segment is as follows:

	Real estate
	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Pass	$78,909	$2,844	$51,184	$8,936	$7,234	$10,272	$159,379
Special mention	955	—	6,987	—	—	—	7,942
Substandard	3,857	1,993	5,272	—	137	4	11,263
Doubtful	—	—	—	—	—	—	—

Total	$83,721	$4,837	$63,443	$8,936	$7,371	$10,276	$178,584

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2010 and 2009 were as follows:

	2010	2009

Land	$1,820	$1,425
Construction in progress	42	—
Buildings and improvements	13,345	13,234
Furniture, fixtures and equipment	1,840	1,714

	17,047	16,373
Less: Accumulated depreciation	(6,435)	(6,049)

	$10,612	$10,324

Depreciation expense for the years ended December 31, 2010 and 2009 was $386 and $388, respectively. During 2011, the Company will begin renovations on the main branch office in Cullman, Alabama. The estimated cost is $376. The expected completion date for the renovations is June 30, 2011.

NOTE 5 – DEPOSITS

Time deposits of $100 or more at December 31, 2010 and 2009 were $42,516 and $37,732, respectively. Scheduled maturities of time deposits at December 31, 2010 for the next five years were as follows:

2010

2011	$50,078
2012	23,335
2013	2,548
2014	957
2015	2,139

74.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2010 and 2009, there were $47,000 and $51,107 in Federal Home Loan Bank advances, respectively. Interest rates on these advances ranged from 1.56 % to 5.95% at December 31, 2010 and 2009. Maturity dates ranged from August 2010 to October 2025. The average rate on advances was 3.61% and 4.01% at December 31, 2010 and 2009, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $97,834 and $100,453 of first mortgage loans under a blanket lien arrangement at December 31, 2010 and 2009, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $40,600 at year-end 2010.

The FHLB advances at December 31, 2010 mature over the next five years as follows:

2010

2011	$5,000
2012	—
2013	5,000
2014	—
2015	7,000

Of the $47,000 outstanding FHLB advances at December 31, 2010, there are $30,000 in convertible rate advances that will convert to variable rate advances with interest rates based upon LIBOR. At the conversion date, the Company has the option to renew these advances or repay the balances without penalty.

Information related to the Company’s convertible rate advances at December 31, 2010 is described in the following table:

Maturity Date	Next Option Date	Current Interest Rate	Balance

4/13/2016	4/13/2011	5.03%	$5,000
7/31/2017	1/31/2011	4.08%	5,000
1/22/2018	1/22/2013	3.41%	5,000
5/14/2018	5/14/2013	3.64%	5,000
7/31/2018	1/31/2011	2.68%	5,000
10/15/2025	10/15/2015	1.56%	5,000

			$30,000

75.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 7 – LONG-TERM DEBT

At December 31, 2010 and 2009, long-term debt secured by premises was as follows:

	2010	2009

Payable in monthly installments of $2 including interest at prime minus 0.25% (3% at year end) through 2016	$137	$154
Payable at maturity in 2016, including interest at 0.5% per year	679	679

Total	$816	$833

Required payments at December 31, 2010 over the next five years are:

2010

2011	$24
2012	25
2013	25
2014	26
2015	27

76.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 8 – INCOME TAXES

Income tax expense for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009

Current federal	$986	$818
Current state	100	99
Deferred federal	4	(478)
Deferred state	17	(56)
Change in valuation allowance	(20)	250

Total	$1,087	$633

Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Deferred compensation	$167	$92
Allowance for loan losses	273	257
Loss from other-than-temporary impairment	694	772
Charitable contributions	—	109
Net unrealized loss on securities available for sale	136	—
Other	80	—

Total deferred tax assets	1,350	1,230
Deferred tax liabilities:
FHLB stock dividends	(81)	(81)
Deferred loan fees, net	(13)	(4)
Basis difference in fixed assets	(185)	(188)
Basis difference in low income housing investment	(149)	(141)
Net unrealized gain on securities available for sale	—	(38)
Other	(11)	(20)

Total deferred tax liabilities	(439)	(472)

Valuation allowance	(669)	(689)

Net deferred tax asset	$242	$69

A valuation allowance against deferred tax assets was required at December 31, 2010 and 2009. The other than temporary impairment charge and the other loss on sale of securities in 2010 and 2009 were considered a capital loss for federal income tax purposes and can only be deducted to the extent of capital gains. These losses are deductible against ordinary income for state income tax purposes.

In years ended December 31, 1985 and prior the Company was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts (reserve method) in determining taxable income. Legislation enacted in August 1986 repealed the reserved method effective for the Company for the year ended December 31, 1986. Therefore, retained earnings at December 31, 2010 and 2009 included approximately $1,248, which represents such bad debt deductions for which no deferred income taxes have been provided.

77.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 8 – INCOME TAXES (Continued)

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Tax expense at statutory rate	$1,067	$413
State taxes, net of federal effect	77	28
Tax exempt income	(37)	—
Change in valuation allowance	(20)	250
Other	—	(58)

Income tax	$1,087	$633

The Company does not have any uncertain tax positions and does not expect any significant change in uncertain tax positions in the next year, and the Company does not have any interest and penalties recorded in the statement of operations for the years ended December 31, 2010 and 2009. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Alabama. The Company is no longer subject to examination by taxing authorities for years before 2007.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company has two deferred compensation plans. One plan covers Company directors whereby directors’ fees are deferred and matched by the Company at an amount of $6 per year. Under the director’s plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred and any matching thereon accumulated over the service period plus interest over 10 years, beginning with the individual’s termination of service. The other plan is an officer’s deferred bonus plan. Under the officer’s plan, participants are fully vested in their deferrals plus interest accrued after five years of service. The expense incurred under these plans for the years ended December 31, 2010 and 2009 was $205 and $138, respectively. The liability accrued under these plans for the years ended December 31, 2010 and 2009 was $454 and $249, respectively.

To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

The Company sponsors a profit-sharing plan that covers all salaried employees who have one or more years of service. Contributions are 100% vested after three years of service. The Company may contribute to the plan of up to 15% of the annual compensation of the employees covered under the plan. Charges to expense with respect to the plan for the years ended December 31, 2010 and 2009 were $300 and $268, respectively.

78.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Participants receive the shares at the end of employment. Because the Company’s stock was not traded on an established market, as of December 31, 2010 and 2009, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares of $100. Contributions to the ESOP during 2010 and 2009 were $66 and $66, respectively. The expense recognized for the same periods was $49 and $51, respectively.

Shares held by the ESOP at December 31, 2010 and 2009 were as follows at year-end:

	2010	2009

Allocated to participants	9,850	4,925
Unearned	88,650	93,575

Total ESOP shares	98,500	98,500

Fair value of unearned shares	$893	$969

NOTE 11 – REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2010, the Bank met all capital adequacy requirements to which it is subject. Bank holding companies under $500 million in assets are not required to report regulatory capital ratios.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

79.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 11 – REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts for the Bank (in thousands) and ratios at December 31, 2010 and 2009 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets	$33,515	21.21%	$12,639	8.00%	$15,799	10.00%
Tier 1 (Core) Capital to risk weighted assets	32,781	20.75%	6,320	4.00%	9,480	6.00%
Tier 1 (Core) Capital to tangible assets	32,781	14.71%	6,684	3.00%	11,140	5.00%
Tangible Capital to tangible assets	32,781	14.71%	3,342	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets	$32,116	22.03%	$11,929	8.00%	$14,911	10.00%
Tier 1 (Core) Capital to risk weighted assets	32,105	21.53%	5,964	4.00%	8,947	6.00%
Tier 1 (Core) Capital to tangible assets	32,105	15.02%	6,412	3.00%	10,686	5.00%
Tangible Capital to tangible assets	32,105	15.02%	3,206	1.50%	N/A	N/A

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes this test is met.

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2011, the Bank could, without prior approval, declare dividends of approximately $2,633 plus any 2011 net profits retained to the date of the dividend declaration.

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

80.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 12 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2010 and 2009 was as follows:

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$975	$—	$2,091	$150
Unused lines of credit	2,004	5,658	2,378	5,648
Standby letters of credit	15	940	5	939

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are typically residential real estate construction loan commitments and have interest rates ranging from 6.5% to 6.75% and maturities ranging from 6 to 12 months.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Beginning balance	$9,048	$9,267
New loans	393	3,387
Repayments	(902)	(3,606)

Ending balance	$8,539	$9,048

Deposits from principal officers, directors, and their affiliates at December 31, 2010 and 2009 were $831 and $968, respectively.

81.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as foreclosed real estate are measured at fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

82.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 2)

	2010	2009
Financial assets:
U.S. Government sponsored agencies	$13,532	$9,710
Municipal - taxable	5,055	484
Residential mortgage-backed, GSE	3,051	4,194
Residential mortgage-backed, private label	983	1,481
Ultra Short mortgage mutual fund	1,496	2,211

Total investment securities available for sale	$24,117	$18,080

There were no significant transfers between Level 1 and Level 2 during 2010.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	2010	2009
Assets:
Impaired loans, with specific allocations	$209	$719
Foreclosed real estate	1,997	931

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $329 and $815, with a valuation allowance of $120 and $96, resulting in an addition in the provision for loan losses of $24 and $27 for the years ended December 31, 2010 and 2009, respectively.

83.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Foreclosed real estate, which is measured at fair value less costs to sell, had a net had a carrying amount of $1,997, which is made up of the outstanding balance of $2,206, net of a valuation allowance of $209 at December 31, 2010, resulting in a write-down of $209 for the year ending December 31, 2010. At December 31, 2009, foreclosed real estate had a net carrying amount of $931, which is made up of the outstanding balance of $992, net of a valuation allowance of $61, resulting in a write-down of $61 for the year ending December 31, 2009.

Loans held for sale, which are carried at the lower of cost or fair value, had fair values in excess of cost at December 31, 2010 and 2009 and were therefore carried at cost with no fair value valuation allowance at both year ends.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at December 31, 2010 and 2009 are summarized below:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$2,542	$2,542	$5,232	$5,232
Securities available for sale	24,117	24,117	18,080	18,080
Loans, net	177,317	190,054	172,747	182,434
Loans held for sale	320	320	445	445
Accrued interest receivable	1,157	1,157	1,027	1,027
Restricted equity securities	2,595	N/A	2,711	N/A

Financial liabilities
Deposits	136,399	137,685	125,119	130,979
Federal Home Loan Bank Advances	47,000	50,801	51,107	53,992
Long-term debt	816	816	833	833
Accrued interest payable	247	247	297	297

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

84.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Cash paid during the period for:
Interest paid	$4,096	$5,396
Income taxes paid	1,045	907
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	2,268	739
Loans advanced for sales of foreclosed assets	828	399

NOTE 16 – EARNINGS PER COMMON SHARE (“EPS”)

Basic earnings per common share for the year ended December 31, 2010 and for the period beginning October 8, 2009, the date of conversion to December 31, 2009. The factors used in the earnings per common share computation follow:

	2010	2009

Basic
Net income (2009 - since formation of the Company on October 8, 2009)	$2,052	$151

Weighted average common shares outstanding	2,512,750	2,512,750
Less: Average unallocated ESOP shares	(91,113)	(97,341)

Average shares	2,421,637	2,415,409

Basic earnings (loss) per common share	$0.85	$0.06

There were no potential dilutive common shares for the periods presented. There were no common shares outstanding prior to October 8, 2009.

85.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Cullman Bancorp, Inc. was formed on October 8, 2009. Condensed financial information of Cullman Bancorp, Inc. at December 31, 2010 and for the period of October 8, 2009 through December 31, 2009 is as follows:

CONDENSED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Cash and cash equivalents	$4,498	$4,434
ESOP loan receivable	890	926
Investment in banking subsidiary	32,995	31,208

Total assets	$38,383	$36,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	113	54
Shareholders’ equity	38,270	36,514

Total liabilities and shareholders’ equity	$38,383	$36,568

CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010 AND FOR THE PERIOD

OCTOBER 8, 2009 THROUGH DECEMBER 31, 2009

	2010	2009

Interest income	$31	$7
Other expenses	2	—

Income before tax and undistributed subsidiary income	29	7

Income tax expense	11	3
Equity in subsidiary net income	2,034	147

Net income	$2,052	$151

86.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(All amounts in thousands, except share and per share data)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010 AND FOR THE PERIOD

OCTOBER 8, 2009 THROUGH DECEMBER 31, 2009

	2010	2009
Cash Flows From Operating Activities
Net income	$2,052	$151
Adjustments to reconcile net income to net cash from operating activities:
Stock issued to charitable foundation	—	504
Change in other liabilities	10	3
Equity in subsidiary net income	(2,034)	(147)

Net cash from operating activities	28	511

Cash Flows From Investing Activities
Payments received on ESOP loan	36	59
Equity investment in subsidiary	—	(5,000)

Net cash from (used in) investing activities	36	(4,941)

Cash Flows from Financing Activities
Initial funding of Cullman Savings Bank, MHC	—	(50)
Proceeds from sale of capital stock, net of issuance costs	—	8,914

Net cash from (used in) financing activities	—	8,864

Change in cash and cash equivalents	64	4,434

Cash and cash equivalents, beginning of year	4,434	—

Cash and cash equivalents, end of period	$4,498	$4,434

Supplemental noncash disclosures:
Reclassification of ESOP shares allocated to participants to other liabilities	$49	$51

87.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company has adopted disclosure controls and procedures designed to facilitate financial reporting. The Company’s disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s interim disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2010 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

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

Information concerning Directors and executive officers of Cullman Bancorp, Inc. and certain board committee members is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I — Election of Directors.”

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

PART IV

Item 15. Exhibits

(a)(1) Financial Statements

The following are filed as a part of this report:

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Consolidated Balance Sheets - at December 31, 2010 and 2009

	(C)	Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2010 and 2009

	(D)	Consolidated Statements of Changes In Shareholders’ Equity - Years ended December 31, 2010 and 2009

	(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

	(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Charter of Cullman Bancorp, Inc. (1)

3.2	Bylaws of Cullman Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Cullman Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Cullman Savings Bank Directors’ Cash Compensation Deferral Plan and Amendment No. 1 thereto (1)

10.3	Cullman Savings Bank Deferred Incentive Plan (1)

10.4	Form of Split Dollar Agreements (1)

10.5	Profit Sharing Plan (1)

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cullman Bancorp, Inc. (file no. 333-160167), originally filed with the Securities and Exchange Commission on June 23, 2009.

Item 16. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CULLMAN BANCORP, INC.

Date: March 18, 2011	By:	/s/ John A. Riley, III
John A. Riley, III

President and Chief Executive Officer (Duly Authorized Representative)

Signatures	Title	Date

/s/ John A. Riley, III John A. Riley, III	President and Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2011

/s/ Kim Chaney Kim Chaney	Chairman of the Board and Director	March 18, 2011

/s/ Dr. Paul Bussman Dr. Paul Bussman	Director	March 18, 2011

/s/ Dr. William Peinhardt Dr. William Peinhardt	Director	March 18, 2011

/s/ Nancy McClellan Nancy McClellan	Director	March 18, 2011

/s/ Michael Duke Michael Duke	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2011