Form 10-Q
period 2011-03-31
Cullman Bancorp, Inc.
filed 2011-05-06
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

2,561,996 of Common Stock, par value $.01 per share, were issued and outstanding as of May 6, 2011.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,062	$2,368
Federal funds sold	2,959	174

Cash and cash equivalents	5,021	2,542
Securities available for sale	22,585	24,117
Loans, net of allowance of $898 and $854, respectively	174,477	177,317
Loans held for sale	173	320
Premises and equipment, net	10,569	10,612
Foreclosed real estate	2,276	1,997
Accrued interest receivable	1,193	1,157
Restricted equity securities	2,595	2,595
Bank owned life insurance	2,375	2,349
Other assets	919	849

Total assets	$222,183	$223,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$5,265	$6,188
Interest bearing	128,692	130,211

Total deposits	133,957	136,399

Federal Home Loan Bank advances	47,000	47,000
Long-term debt	816	816
Accrued interest payable and other liabilities	1,765	1,370

Total liabilities	183,538	185,585

Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,561,996 and 2,512,750 shares outstanding, respectively, at March 31, 2011 and December 31, 2010	26	25
Additional paid-in capital	10,359	10,330
Retained earnings	29,532	29,134
Accumulated other comprehensive income (loss)	(285)	(232)
Unearned ESOP shares, at cost	(874)	(887)
Amount reclassified on ESOP shares	(113)	(100)

Total shareholders’ equity	38,645	38,270

Total liabilities and shareholders’ equity	$222,183	$223,855

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income:
Loans, including fees	$2,768	$2,759
Securities, taxable	227	227
Federal funds sold and other	6	4

Total interest income	3,001	2,990
Interest expense:
Deposits	441	540
Federal Home Loan Bank advances and other borrowings	424	511

Total interest expense	865	1,051

Net interest income	2,136	1,939
Provision for loan losses	92	57

Net interest income after provision for loan losses	2,044	1,882
Noninterest income:
Service charges on deposit accounts	99	110
Income on bank owned life insurance	26	26
Gain on sales of mortgage loans	57	64
Net gain on sales of securities	—	11
Other	14	12

Total noninterest income	196	223
Noninterest expense:
Salaries and employee benefits	766	679
Occupancy and equipment	157	165
Data processing	132	127
Professional and supervisory fees	139	95
Office expense	34	23
Advertising	20	13
FDIC deposit insurance	32	37
Losses on foreclosed real estate	50	74
Other	84	74

Total noninterest expense	1,414	1,287

Income before income taxes	826	818
Income tax expense	303	300

Net income	$523	$518

Other comprehensive income, net of tax
Unrealized gain (loss) on securities available for sale, net of tax	$(53)	$32
Reclassification adjustment for losses (gains) realized in income, net of tax	—	(7)

Other comprehensive income (loss)	(53)	25

Comprehensive income	$470	$543

Earnings per share: (Note 3)
Basic	$0.21	$0.21
Diluted	$0.21	N/A
Dividends declared per common share	$0.08	—

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2010	$25	$10,330	$27,082	$64	$(936)	$(51)	$36,514

Net income			518				518

Net change in accumulated other comprehensive income	—	—	—	25	—	—	25

Balance at March 31, 2010	$25	$10,330	$27,600	$89	$(936)	$(51)	$37,057

Balance at January 1, 2011	$25	$10,330	$29,134	$(232)	$(887)	$(100)	$38,270

Net income			523				523

Net change in accumulated other comprehensive income				(53)			(53)

ESOP shares earned					13		13

Stock-based compensation expense		30					30

Dividends (1)			(125)				(125)

Issuance of 49,249 shares of restricted stock	1	(1)					—

Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(13)	(13)

Balance at March 31, 2011	$26	$10,359	$29,532	$(285)	$(874)	$(113)	$38,645

Cash dividends of $0.08 per share were declared on March 15, 2011 for 1,554,984 of the 2,561,996 shares at March 31, 2011. The Company was granted a dividend payment waiver from the Office of Thrift Supervision for all but 375,000 of the 1,382,012 shares of the Company’s stock held by Cullman Savings Mutual Holding Company.

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$523	$518
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	92	57
Depreciation and amortization, net	80	59
Deferred income tax benefit (expense)	(45)	21
Net gain on sale of securities	—	(11)
Loss on sale and impairments of foreclosed real estate	50	74
Income on bank owned life insurance	(26)	(26)
ESOP compensation expense	13	—
Stock based compensation expense	30	—
Gain on sale of mortgage loans	(57)	(64)
Mortgage loans originated for sale	(2,937)	(3,100)
Mortgage loans sold	3,141	3,417
Net change in operating assets and liabilities
Accrued interest receivable	(36)	(60)
Accrued interest payable	(14)	(21)
Other	277	178

Net cash from operating activities	1,091	1,042

Cash Flows From Investing Activities
Purchases of premises and equipment	(36)	—
Purchases of securities	(1,000)	(6,497)
Proceeds from maturities, paydowns and calls of securities	2,447	4,878
Proceeds from sale of securities	—	250
Proceeds from sales of foreclosed real estate	—	124
Loan originations and payments, net	2,419	(1,184)

Net cash from (used in) investing activities	3,830	(2,429)

Cash Flows from Financing Activities
Net change in deposits	(2,442)	6,111
Repayment of Federal Home Loan Bank advances	—	(96)

Net cash from (used in) financing activities	(2,442)	6,015

Change in cash and cash equivalents	2,479	4,628

Cash and cash equivalents, beginning of period	2,542	5,232

Cash and cash equivalents, end of period	$5,021	$9,860

Cash paid during the period for:
Interest paid	$879	$1,072
Income taxes paid	$—	$19
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$966	$—
Loans advanced for sales of foreclosed assets	$627	$—

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cullman Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of Cullman Bancorp, Inc. (“the Bancorp” or the “Company”) include the accounts of its wholly owned subsidiary, Cullman Savings Bank (“the Bank”) and its 99% ownership of Cullman Village Apartments (collectively referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation. The Company is majority owned (53.9%) by Cullman Savings Bank, MHC. These financial statements do not include the transactions and balances of Cullman Savings Bank, MHC.

Cullman Bancorp, Inc., headquartered in Cullman, Alabama was formed to serve as the stock holding company for Cullman Savings Bank as part of the mutual-to-stock conversion of Cullman Savings Bank. On October 8, 2009, the Bank completed its conversion and reorganization from a mutual savings bank into a two-tier mutual holding company. In accordance with the plan of reorganization, Cullman Bancorp, Inc. (of which Cullman Savings Bank became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Cullman Savings Bank and others.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2011 and December 31, 2010 and the results of operations and cash flows for the interim periods ended March 31, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2010.

(2) NEW ACCOUNTING STANDARDS

In July 2010, FASB issued an update to previously issued accounting standards with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has complied with all disclosure requirements under this update.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(3) EARNINGS PER SHARE (“EPS”)

Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents. The factors used in the earnings per common share computation follow:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Earnings per share
Net Income	$523	$518
Less: Distributed earnings allocated to participating securities	(4)	—
Less: (Undistributed income) dividends in excess of earnings allocated to participating securities	(8)	—

Net earnings allocated to common stock	$511	$518

Weighted common shares outstanding including participating securities	2,552,147	2,512,750
Less: Participating securities	(49,249)	—
Less: Average Unallocated ESOP Shares	(88,650)	(93,575)

Weighted average shares	2,414,248	2,419,175

Basic earnings per share	$0.21	$0.21

Net earnings allocated to common stock	$511	$518

Weighted average shares	2,414,248	2,419,175
Add: dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares	2,414,248	2,419,175

Dilutive earnings per share	$0.21	$0.21

Options to purchase 123,124 shares of the Company’s common stock at a weighted-average exercise price of $10.30 per share were outstanding during the three months ended March 31, 2011 but were not included in the computation of diluted EPS because their assumed exercise would be antidilutive. There were no potential dilutive common shares for the three months ended March 31, 2010.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(4) SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) income at March 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011 (Unaudited)
U.S. Government agencies	$12,997	$—	$(552)	$12,445
Municipal—taxable	5,152	28	(122)	5,058
Residential mortgage-backed, GSE	2,678	103	—	2,781
Residential mortgage-backed, private label	796	14	—	810
Ultra Short mortgage mutual fund	1,414	77	—	1,491

Total	$23,037	$222	$(674)	$22,585

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
U.S. Government agencies	$13,997	$13	$(478)	$13,532
Municipal—taxable	5,154	23	(122)	5,055
Residential mortgage-backed, GSE	2,959	92	—	3,051
Residential mortgage-backed, private label	961	22	—	983
Ultra Short mortgage mutual fund	1,414	82	—	1,496

Total	$24,485	$232	$(600)	$24,117

The Company’s mortgage-backed securities are primarily issued by government agencies and government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the table above as GSE. At March 31, 2011 and December 31, 2010, the Company had only one private label mortgage-backed security.

Sales of available for sale securities during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Proceeds	$—	$250
Gross gains	—	11
Gross losses	—	—

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

	March 31, 2011
	(Unaudited)
	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—
Due from five to ten years	5,004	4,871
Due after ten years	13,145	12,632
Mutual fund	1,414	1,491
Residential mortgage-backed	3,474	3,591

Total	$23,037	$22,585

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of March 31, 2011 and December 31, 2010 were $7,430 and $6,320, respectively. At March 31, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of shareholders’ equity.

The following table shows securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2011 (Unaudited)
U.S. Government agencies	$12,445	$(552)	$—	$—	$12,445	$(552)
Municipal—taxable	5,058	(122)	—	—	5,058	(122)

Total temporarily impaired	$17,503	$(674)	$—	$—	$17,503	$(674)

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010
U.S. Government agencies	$10,519	$(478)	$—	$—	$10,519	$(478)
Municipal—taxable	3,589	(122)	—	—	3,589	(122)

Total temporarily impaired	$14,108	$(600)	$—	$—	$14,108	$(600)

There were twelve US Government agency and six municipal securities with unrealized losses at March 31, 2011. None of the unrealized losses for these securities have been recognized into net income for the three months ended March 31, 2011 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

(5) LOANS

Loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Real estate loans:
One-to four-family	$83,866	$83,721
Multi-family	5,372	4,837
Commercial real estate	63,620	63,443
Construction	4,779	8,936

Total real estate loans	157,637	160,937
Commercial loans	7,491	7,371
Consumer loans	10,635	10,276

Total loans	175,763	178,584
Net deferred loan fees	(388)	(413)
Allowance for loan losses	(898)	(854)

Loans, net	$174,477	$177,317

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2011 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at March 31, 2011 and December 31, 2010. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real estate
March 31, 2011	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$332	$9	$356	$9	$47	$101	$854
Charge-offs	(2)	—	(47)	—	—	—	(49)
Recoveries	—	—	—	—	—	1	1
Provisions	61	1	31	(4)	—	3	92

Ending balance	$391	$10	$340	$5	$47	$105	$898

Ending allowance attributed to loans:
Individually evaluated for impairment	25	—	35	—	25	—	$85
Collectively evaluated for impairment	366	10	305	5	22	105	813

Total ending allowance balance:	$391	$10	$340	$5	$47	$105	$898

Loans:
Loans individually evaluated for impairment:	$2,464	$1,980	$4,198	$—	$109	$158	$8,909
Loans collectively evaluated for impairment:	81,402	3,392	59,422	4,779	7,382	10,477	166,854

Total ending loans balance	$83,866	$5,372	$63,620	$4,779	$7,491	$10,635	$175,763

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Real estate
December 31, 2010	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$—	$—	$95	$—	$25	$—	$120
Collectively evaluted for impairment	332	9	261	9	22	101	734

Total ending allowance balance:	$332	$9	$356	$9	$47	$101	$854

Loans:
Loans individually evaluated for impairment:	$2,713	$1,993	$3,724	$—	$112	$165	$8,707
Loans collectively evaluated for impairment:	81,008	2,844	59,719	8,936	7,259	10,111	169,877

Total ending loans balance	$83,721	$4,837	$63,443	$8,936	$7,371	$10,276	$178,584

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2010:

2010
(Unaudited)
Beginning balance	$747
Provision for loan losses	57
Loans charged off	(3)
Recoveries	1

Ending balance	$802

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio class at March 31, 2011 and December 31, 2010, including the average recorded investment balance and interest earned for the three months ended March 31, 2011:

	March 31, 2011 (Unaudited)					December 31, 2010
	Unpaid principal balance	Recorded investment	Related allowance	Average Recorded Investment	Interest Income Recognized	Unpaid principal balance	Recorded investment	Related allowance
With no recorded allowance:
Real estate loans:
One- to four-family	$1,439	$1,439	$—	$2,077	$19	$2,714	$2,714	$—
Multi-family	1,980	1,980	—	1,987	37	1,993	1,993	—
Commercial	4,074	4,074	—	3,760	48	3,445	3,445	—
Construction	—	—	—	—	—	—	—	—

Total real estate loans	7,493	7,493	—	7,824	104	8,152	8,152	—
Commercial	59	59	—	60	—	61	61	—
Consumer loans	158	158	—	162	1	165	165	—

Total	$7,710	$7,710	$—	$8,046	$105	$8,378	$8,378	$—

With recorded allowance:
Real estate loans:
One- to four-family	$1,025	$1,025	$25	$513	$13	$—	$—	$—
Multi-family	—	—	—	—	—	—	—	—
Commercial	124	124	35	202	1	280	280	95
Construction	—	—	—	—	—	—	—	10—

Total real estate loans	1,149	1,149	60	715	14	280	280	95
Commercial	50	50	25	50	—	49	49	25
Consumer loans	—	—	—	—	—	—	—	—

Total	$1,199	$1,199	$85	$765	$14	$329	$329	$120

Totals:
Real estate	$8,642	$8,642	$60	$8,539	$118	$8,432	$8,432	$95
Commercial and Consumer	267	267	25	272	1	275	275	25

Total	$8,909	$8,909	$85	$8,811	$119	$8,707	$8,707	$120

The average balance of loans individually evaluated for impairment for the three months ended March 31, 2010 was $5,060. Interest income recognized and cash basis interest income recognized during the impairment period in December 31, 2010 was $197. Interest income recognized was equal to cash collected during the three months ended March 31, 2011.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the aging of the recorded investment in past due loans at March 31, 2011 and December 31, 2010 by portfolio class of loans:

March 31, 2011 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One-to four-family	$413	$502	$76	$991	$82,875	$83,866	$—
Multi-family	608	—	—	608	4,764	5,372	—
Commercial	570	106	—	676	62,944	63,620	—
Construction	—	—	—	—	4,779	4,779	—

Total real estate loans	1,591	608	76	2,275	155,362	157,637	—
Commercial loans	—	—	50	50	7,441	7,491	—
Consumer loans	6	—	35	41	$10,594	10,635	—

Total	$1,597	$608	$161	$2,366	$173,397	$175,763	$—

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One-to four-family	$654	$118	$61	$833	$82,888	$83,721	$—
Multi-family	613		—	613	4,224	4,837	—
Commercial		107	156	263	63,180	63,443	—
Construction	—	—	—	—	8,936	8,936	—

Total real estate loans	1,267	225	217	1,709	159,228	160,937	—
Commercial loans	—	—	—	—	7,371	7,371	—
Consumer loans	82	121	4	207	$10,069	10,276	—

Total	$1,349	$346	$221	$1,916	$176,668	$178,584	$—

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Nonaccrual loans at March 31, 2011 and December 31, 2010 were $161 and $221, respectively. These loans are disclosed by portfolio segment above in the “90 days or more past due” column. Additional required disclosure by class was deemed immaterial to the financial statements. Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Troubled Debt Restructurings:

Troubled debt restructurings at March 31, 2011 and December 31, 2010 were $6,441 and $5,459, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings at March 31, 2011 and December 31, 2010 was $85 and $35, respectively. The Company has committed to no additional amounts at March 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Company utilizes a grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All loans, regardless of size, are analyzed and are given a grade based upon the management’s assessment of the ability of borrowers to service their debts. Loans with balances greater than $100 are evaluated on a quarterly basis and smaller loans are reviewed as necessary based on change in borrower status or payment history.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

At March 31, 2011 and December 31, 2010 and based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

	Real estate
	One-to-four Family		Multi-family		Commercial		Construction		Commercial		Consumer		Totals
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Pass	$79,314	$78,909	$3,392	$2,844	$50,608	$51,184	$4,779	$8,936	$7,382	$7,234	$10,452	$10,272	$155,927	$159,379
Special mention	620	955	—	—	7,072	6,987	—	—	—	—	—	—	7,692	7,942
Substandard	3,932	3,857	1,980	1,993	5,940	5,272	—	—	109	137	183	4	12,144	11,263
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total	$83,866	$83,721	$5,372	$4,837	$63,620	$63,443	$4,779	$8,936	$7,491	$7,371	$10,635	$10,276	$175,763	$178,584

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The tables below present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the hierarchy as of March 31, 2011 and December 31, 2010:

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements

Using Significant Other Observable Inputs

(Level 2)

	March 31, 2011	December 31, 2010
	(Unaudited)
Financial assets:
U.S. Government sponsored agencies	$12,445	$13,532
Municipal—taxable	5,058	5,055
Residential mortgage-backed, GSE	2,781	3,051
Residential mortgage-backed, private label	810	983
Ultra Short mortgage mutual fund	1,491	1,496

Total investment securities available for sale	$22,585	$24,117

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Impaired loans, with specific allocations
Real estate loans:
One-to four-family	$1,000	$—
Multi-family	—	—
Commercial	89	185
Construction	—	—

Total real estate loans	1,089	185
Commercial	25	24

Total loans	$1,114	$209

Foreclosed real estate:
One-to four-family	$1,672	$987
Multi-family	—	—
Commercial	603	1,010
Construction	—	—

Total foreclosed real estate	$2,276	$1,997

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had carrying amounts of $1,114 and $209, which consists of the unpaid principal balances of $1,199 and $329 less valuation allowances of $85 and $120 at March 31, 2011 and December 31, 2010, respectively. The impact to the provision to loan losses from the change in the valuation allowances was not material for the three months ended March 31, 2011 and an increase in the provision of $24 for the year ended December 31, 2010.

Foreclosed real estate, which is measured at fair value less costs to sell, had a net carrying amount of $2,276 and $1,997 at March 31, 2011 and December 31, 2010, respectively. The net carrying amount consists of the outstanding balance net of a valuation allowance. The outstanding balance and valuation allowance of other real estate owned at March 31, 2011 and December 31, 2010 were $2,485 and $209, and $2,206 and $209, respectively. The resulting write-downs for the three months ended March 31, 2011 and for the year ended December 31, 2010 were $0 and $209, respectively.

Loans held for sale, which are carried at the lower of cost or fair value, had fair values in excess of cost at March 31, 2011 and December 31, 2010 and were therefore carried at cost with no fair value valuation allowance at both period ends.

The carrying amounts and estimated fair value of the Company’s on-balance sheet financial instruments at March 31, 2011 and December 31, 2010 are summarized below:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Cash and cash equivalents	$5,021	$5,021	$2,542	$2,542
Securities available for sale	22,585	22,585	24,117	24,117
Loans, net	174,477	186,131	177,317	190,054
Loans held for sale	173	173	320	320
Accrued interest receivable	1,193	1,193	1,157	1,157
Restricted equity securities	2,595	N/A	2,595	N/A

Financial liabilities
Deposits	133,957	135,485	136,399	137,685
Federal Home Loan Bank Advances	47,000	49,687	47,000	50,801
Long-term debt	816	816	816	816
Accrued interest payable	234	234	247	247

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on transferability. The fair value of off-balance sheet items is not consider material.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(7) STOCK BASED COMPENSATION

In December of 2010, the stockholders approved the Cullman Bancorp, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 172,373 shares of the Company’s common stock, with no more than 49,249 of shares as restricted stock awards and 123,124 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

On January 18, 2011, the compensation committee of the board of directors approved the issuance of 123,124 options to purchase Company stock and 49,249 shares of restricted stock. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At March 31, 2011 there were no shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended March 31, 2011:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	—	—
Granted	123,124	10.30
Exercised	—	—
Forfeited	—	—

Outstanding - March 31, 2011	123,124	$10.30	9.80	$76,337	(1)

Fully vested and exercisable at March 31, 2011	—	$—	—	$—

Expected to vest in future periods	123,124

Fully vested and expected to vest - March 31, 2011	123,124	$10.30	9.80	$76,337	(1)

(1)	Based on closing price of $10.92 per shared on March 31, 2011.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

The fair value for each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions. The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the projected annual dividend level and recent stock price of the Company’s common stock at the date of grant. Expected stock volatility is based on historical volatilities of the SNL Financial Index of Thrifts. The expected life of the options is calculated based on the “simplified” method as provided for under Staff Accounting Bulletin No. 110.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated were as follows:

2011
Risk-free interest rate	2.86%
Expected dividend yield	$4.37
Expected stock volatility	10.29
Expected life (years)	7
Fair value	$0.675

There were no options that vested during the three months ended March 31, 2011. Stock-based compensation expense for stock options was $5 for the three months ended March 31, 2011. Total unrecognized compensation cost related to nonvested stock options was $79 at March 31, 2011 and is expected to be recognized over a weighted-average period of 5 years.

The following table summarizes non-vested restricted stock activity for the three months ended March 31, 2011:

2011
Balance - beginning of year	—
Granted	49,249
Forfeited	—
Earned and issued	—

Balance - end of period	49,249

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2011 was $10.30 per share or $507. Stock-based compensation expense for restricted stock included in non-interest expense was $25 for the three months ended March 31, 2011. Unrecognized compensation expense for nonvested restricted stock awards was $482 and is expected to be recognized over 5 years.

(8) SUBSEQUENT EVENT

On April 27, 2011, massive storms, including tornadoes struck several areas in Alabama, including Cullman County. Management has not yet determined the impact, if any that the damage from these storms will have on the consolidated financial statements of the Company.

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

On April 27, 2011, several areas in the State of Alabama, including Cullman County, were struck by significant storms, which included a number of tornadoes. While none of the banking offices of the Company were significantly damaged and all banking operations have resumed, the local economy and many of our customers have been adversely affected by the storm. In addition, the collateral properties on many of our loans have been destroyed or significantly damaged. The impact of government assistance, private insurance and rebuilding efforts are uncertain at this time. While we believe that the storm is likely to have an impact on the Company, we are unable to quantify the financial impact at this time.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2010.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Our total assets decreased to $222.2 million at March 31, 2011 from $223.9 million at December 31, 2010. The decrease was primarily attributable to a decrease in net loans of $2.8 million, or 1.60%, and a decrease of $1.5 million, or 6.4%, of securities available for sale, offset partially by an increase in federal funds sold of $2.8 million at March 31, 2011. Total deposits decreased to $133.9 million at March 31, 2011 from $136.4 million at December 31, 2010. The $2.5 million decrease reflected a decrease of $923,000 of noninterest bearing deposits and a $1.5 million decrease in interest bearing deposits. Of the $1.5 million decrease in interest bearing deposits, there was a decrease of $854,000, or 3.5%, in NOW and demand deposit accounts and a decrease of $1.3 million, or 5.2%, in savings and money market accounts, offset partially by an increase in certificates of deposit of $741,000.

Total equity increased to $38.6 million at March 31, 2011 from $38.3 million at December 31, 2010. The net increase of $375,000, or 1.0%, was primarily attributable to net income of $523,000, partially offset by an increase of $53,000 in accumulated other comprehensive loss, and $125,000 of dividends declared for the three months ended March 31, 2011.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	March 31,	December 31,
	2010	2010
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One-to four-family	$76	$61
Multi-family	—	—
Commercial real estate	—	156
Construction	—	—

Total real estate loans	76	217
Commercial loans	50	—
Consumer loans	35	4

Total nonaccrual loans	$161	$221

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—

Total real estate loans	—	—
Commercial loans	—	—
Consumer loans	—	—

Total accruing loans past due 90 days or more	—	—

Total of nonaccrual and 90 days or more past due loans	$161	$221

Foreclosed real estate
One- to four-family	$1,673	$1,559
Commercial	603	438
Other nonperforming assets	—	—

Total nonperforming assets	2,437	2,218

Troubled debt restructurings	6,441	5,459

Troubled debt restructurings and total nonperforming assets	$8,878	$7,677

Total nonperforming loans to gross loans	0.09%	0.12%
Total nonperforming assets to total assets	1.10%	0.99%
Total nonperforming assets and troubled debt restructurings to total assets	4.00%	3.43%

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

	For The Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield Cost	Average Balance	Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$177,114	$2,768	6.34%	$173,686	$2,759	6.44%
Securities available for sale	23,470	227	3.92	19,344	227	4.75
Other interest-earning assets	4,430	6	0.55	8,757	4	0.19

Total interest-earning assets	205,014	3,001	5.94	201,787	2,990	6.01
Noninterest earning assets	17,880			15,405

Total average assets	$222,894			$217,192

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$24,152	32	0.54	$27,359	44	0.65
Regular savings and other deposits	16,727	23	0.57	13,860	32	0.94
Money market deposits	8,091	13	0.64	10,917	29	1.08
Certificates of deposit	80,188	373	1.89	73,973	435	2.38

Total interest-bearing deposits	129,158	441	1.38	126,109	540	1.74
FHLB advances	47,000	421	3.63	51,065	508	4.04
Other borrowings	816	3	1.46	833	3	1.46

Total interest-bearing liabilities	176,974	865	1.98	178,007	1,051	2.39
Noninterest-bearing demand deposits	6,431			6,461
Other noninterest-bearing liabilities	1,285			168

Total liabilities	184,690			184,636
Equity	38,204			32,555

Total liabilities and equity	$222,894			$217,191

Net interest income		$2,136			$1,939

Interest rate spread			3.95%			3.61%
Net interest margin			4.22%			3.90%

Average interest-earning assets to average interest-bearing liabilities	1.16 X			1.13 X

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. We recorded net income of $523,000 for the three months ended March 31, 2011 compared to net income of $518,000 for the three months ended March 31, 2010. The increase in net income was primarily attributable to a $197,000 increase in net interest income for the three months ended March 31, 2011, offset partially by a decrease in noninterest income of $27,000 and an increase in noninterest expense of $127,000.

Interest Income. Interest income increased slightly by $11,000 for the three months ended March 31, 2011 from $2.9 million for the three months ended March 31, 2010, reflecting an increase in the average balance of interest earning assets to $205.0 million for the three months ended March 31, 2011 compared to $201.8 million for the three months ended March 31, 2010. The increase in the average balance of interest earning assets was partially offset by a decrease in yields on interest earning assets to 5.9% from 6.0%. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets.

Interest income on loans increased slightly by $9,000 for the three months ended March 31, 2011 from $2.8 million for the three months ended March 31, 2010, reflecting the increase in the average balance of our loans to $177.1 million from $173.7 million, which more than offset the decrease in the average yield on loans to 6.3% from 6.4%. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities remained relatively the same for the three months ended March 31, 2011 as compared with March 31, 2010. The decrease in the yield on securities available for sale to 3.9% for the three months ended March 31, 2011 from 4.7% for the three months ended March 31, 2010 was more than offset by an increase of $4.1 million in their average balances.

Interest Expense. Interest expense decreased $186,000, or 17.7%, to $865,000 for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 1.4% in the 2011 period from 1.7% in the 2010 period. The decrease in the average rate paid on deposits more than offset the increase in the average balances of deposits of $3.0 million for the three months ended March 31, 2011 over the three months ended March 31, 2010.

Interest expense on certificates of deposit decreased to $373,000 for the three months ended March 31, 2011 from $435,000 for the three months ended March 31, 2010, reflecting a decrease in the average cost of certificates of deposit to 1.9% for the three months ended March 31, 2011 compared with 2.4% for the three months ended March 31, 2010. The decrease in the average cost of certificates of deposits more than offset the increase in their average balances of $6.2 million for the three months ended March 31, 2011. The decrease in the average cost of such certificates reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2010 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $68,000 for the three months ended March 31, 2011 from $105,000 for the three months ended March 31, 2010, reflecting a decrease of $3.2 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.57% from 0.82%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $424,000 for the three months ended March 31, 2011 from $511,000 for the three months ended March 31, 2010, reflecting a decrease in the average rate paid on such borrowings to 3.6% from 4.0% and a decrease in the average balance of $4.1 million.

Net Interest Income. Net interest income increased to $2.1 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010. The increase reflected an increase in our interest rate spread to 3.9% from 3.6%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 1.16X for the three months ended March 31, 2011 from 1.13X for the three months ended March 31, 2010. Our net interest margin also increased to 4.2% from 3.9%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $92,000 for the three months ended March 31, 2011 compared to $57,000 for the three months ended March 31, 2010. The allowance for loan losses was $898,000 or 0.51% of total loans at March 31, 2011 compared to $854,000, or 0.48% of total loans at March 31, 2010. The increase in our provision was attributed to the slight increase in historical losses over the previous four quarters at March 31, 2011 compared to December 31, 2010, as well as the increase in qualitative factor adjustments for one-to-four family residential and consumer loan portfolios. We had $6.4 million in troubled debt restructurings at March 31, 2011 and no troubled debt restructures at March 31, 2010. Our non-accrual loans have decreased significantly from the total at March 31, 2010 of $1.4 million to $161,000 at March 31, 2011 and have decreased from the balance at December 31, 2010 of $221,000. Our foreclosed real estate has increased from $733,000 at March 31, 2010 to $2.3 million at March 31, 2011 and from $2.0 million at December 31, 2010. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2011 and 2010.

Noninterest Income. Noninterest income decreased to $196,000 for the three months ended March 31, 2011 from $223,000 for the three months ended March 31, 2010. The decrease in noninterest income was due primarily to a decrease in service charges on deposit accounts of $11,000 and decreases in the gain on sales of securities and mortgage loans of $18,000 for the three months ended March 31, 2011 compared with March 31, 2010.

Noninterest Expense. Noninterest expense increased $127,000, or 8.5%, for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010. The increase was primarily attributable to an increase in salaries and employee benefits of $87,000, or 12.8%, and professional and supervisory fees of $44,000, or 46.3%. The increase in salaries and employee benefits is the result of increased bonus accruals stemming from increased profitability of the Company and compensation expense related to our stock based compensation plans related to stock options and restricted stock awarded during the three months ended March 31, 2011.

Income Tax Expense. The provision for income taxes was $303,000 for the three months ended March 31, 2011 compared to $300,000 for the three months ended March 31, 2010. Our effective tax rate remained relatively flat at 36.7% for the three months ended March 31, 2011 and 2010.

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At March 31, 2011, we had $47.0 million in advances from the Federal Home Loan Bank of Atlanta and an available borrowing limit of an additional $42.2 million.

Common Stock Dividend Policy. During the quarter ended March 31, 2011, the Company declared a dividend of $0.08 per share, or $125,000 on all outstanding shares, except for 1,007,012 of the 1,382,012 shares of the Company’s common stock held by Cullman Savings Bank, MHC. The OTS granted the Company a waiver on payment of the dividend on that portion of the shares. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting.

The Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of common stock during the three months ended March 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullman Bancorp, Inc.

Date: May 6, 2011

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