Form 10-Q
period 2011-06-30
Cullman Bancorp, Inc.
filed 2011-08-11
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

2,561,996 of Common Stock, par value $.01 per share, were issued and outstanding as of August 11, 2011.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,957	$2,368
Federal funds sold	14,861	174

Cash and cash equivalents	16,818	2,542
Securities available for sale	23,893	24,117
Loans, net of allowance of $1,009 and $854, respectively	173,804	177,317
Loans held for sale	—	320
Premises and equipment, net	10,787	10,612
Foreclosed real estate	1,702	1,997
Accrued interest receivable	1,124	1,157
Restricted equity securities	2,545	2,595
Bank owned life insurance	2,403	2,349
Other assets	760	849

Total assets	$233,836	$223,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$10,721	$6,188
Interest bearing	134,156	130,211

Total deposits	144,877	136,399

Federal Home Loan Bank advances	47,000	47,000
Long-term debt	816	816
Accrued interest payable and other liabilities	1,612	1,370

Total liabilities	194,305	185,585

Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,561,996 and 2,512,750 shares outstanding, respectively, at June 30, 2011 and December 31, 2010	26	25
Additional paid-in capital	10,389	10,330
Retained earnings	30,024	29,134
Accumulated other comprehensive income (loss)	79	(232)
Unearned ESOP shares, at cost	(862)	(887)
Amount reclassified on ESOP shares	(125)	(100)

Total shareholders’ equity	39,531	38,270

Total liabilities and shareholders’ equity	$233,836	$223,855

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$2,715	$2,813	$5,484	$5,572
Securities, taxable	222	238	449	465
Federal funds sold and other	8	4	14	8

Total interest income	2,945	3,055	5,947	6,045

Interest expense:
Deposits	422	527	863	1,067
Federal Home Loan Bank advances and other borrowings	429	514	853	1,025

Total interest expense	851	1,041	1,716	2,092

Net interest income	2,094	2,014	4,231	3,953

Provision for loan losses	107	76	199	133

Net interest income after provision for loan losses	1,987	1,938	4,032	3,820

Noninterest income:
Service charges on deposit accounts	102	110	202	220
Income on bank owned life insurance	27	28	53	54
Gain on sales of mortgage loans	42	86	99	150
Net gain on sales of securities	—	—	—	11
Other	13	13	28	25

Total noninterest income	184	237	382	460

Noninterest expense:
Salaries and employee benefits	826	764	1,592	1,443
Occupancy and equipment	143	165	300	330
Data processing	121	124	253	251
Professional and supervisory fees	92	118	233	213
Office expense	30	33	64	56
Advertising	13	17	34	30
FDIC deposit insurance	38	29	70	66
Losses on foreclosed real estate	86	90	136	164
Other	49	61	131	135

Total noninterest expense	1,398	1,401	2,813	2,688

Income before income taxes	773	774	1,601	1,592
Income tax expense	283	264	586	564

Net income	$490	$510	$1,015	$1,028

Other comprehensive income, net of tax
Unrealized gain on securities available for sale, net of tax	$364	$117	$311	$149
Reclassification adjustment for gains realized in income, net of tax	—	(1)	—	(8)

Other comprehensive income	364	116	311	141

Comprehensive income	$854	$626	$1,326	$1,169

Earnings per share: (Note 3)
Basic	$0.20	$0.21	$0.41	$0.43
Diluted	$0.20	N/A	$0.41	N/A
Dividends declared per common share	$—	—	$0.08	—

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total

Balance at January 1, 2010	$25	$10,330	$27,082	$64	$(936)	$(51)	$36,514

Net income			1,028				1,028

Net change in accumulated other comprehensive income				141		—	141

ESOP shares earned	—	—	—	—	25	—	25

Balance at June 30, 2010	$25	$10,330	$28,110	$205	$(911)	$(51)	$37,708

Balance at January 1, 2011	$25	$10,330	$29,134	$(232)	$(887)	$(100)	$38,270

Net income			1,015				1,015

Net change in accumulated other comprehensive income				311			311

ESOP shares earned					25		25

Stock-based compensation expense		60					60

Dividends (1)			(125)				(125)

Issuance of 49,249 shares of restricted stock	1	(1)					—

Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(25)	(25)

Balance at June 30, 2011	$26	$10,389	$30,024	$79	$(862)	$(125)	$39,531

Cash dividends of $0.08 per share were declared on March 15, 2011 for 1,554,984 of the 2,561,996 shares outstanding at March 31, 2011. Cullman Savings Bank, MHC, the Company’s mutual holding company, was granted a dividend payment waiver from the Office of Thrift Supervision for all but 375,000 of the 1,382,012 shares of the Company’s stock held by Cullman Savings Mutual Holding Company.

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$1,015	$1,028
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	199	133
Depreciation and amortization, net	157	113
Deferred income tax benefit (expense)	(150)	34
Net gain on sale of securities	—	(11)
Loss on sale and impairments of foreclosed real estate	136	164
Income on bank owned life insurance	(53)	(54)
ESOP compensation expense	25	25
Stock based compensation expense	60	—
Gain on sale of mortgage loans	(99)	(150)
Mortgage loans originated for sale	(4,478)	(6,866)
Mortgage loans sold	4,897	6,834
Net change in operating assets and liabilities
Accrued interest receivable	33	(108)
Accrued interest payable	(6)	(39)
Other	278	72

Net cash from operating activities	2,014	1,175

Cash Flows From Investing Activities
Purchases of premises and equipment	(329)	(634)
Purchases of securities	(2,996)	(14,401)
Proceeds from maturities, paydowns and calls of securities	3,711	12,299
Proceeds from sale of securities	—	250
Proceeds from sales of foreclosed real estate	10	125
Redemptions of restricted equity securities	50	—
Loan originations and payments, net	3,463	(1,742)

Net cash from (used in) investing activities	3,909	(4,103)

Cash Flows from Financing Activities
Net change in deposits	8,478	10,897
Cash payment of dividends	(125)	—
Repayment of Federal Home Loan Bank advances	—	(3,993)

Net cash from financing activities	8,353	6,904

Change in cash and cash equivalents	14,276	3,976

Cash and cash equivalents, beginning of period	2,542	5,232

Cash and cash equivalents, end of period	$16,818	$9,208

Cash paid during the period for:
Interest paid	$1,722	$2,131
Income taxes paid	$720	$581
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$1,051	$827
Loans advanced for sales of foreclosed assets	$1,200	$—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2011 and December 31, 2010 and the results of operations and cash flows for the interim periods ended June 30, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2010.

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

In April 2011, FASB issued an update to previously issued accounting standards with regard to accounting for troubled debt restructurings. This update requires that when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default.

A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of this update are effective for the first interim period beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption. The Company does not believe that compliance with this update will have a material effect on the financial statements.

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

	Three months ended		Six months ended
	2011	2010	2011	2010

Earnings per share
Net Income	$490	$510	$1,015	$1,028
Less: Distributed earnings allocated to participating securities	—	—	(4)	—
Less: (Undistributed income) dividends in excess of earnings allocated to participating securities	—	—	(8)	—

Net earnings allocated to common stock	$490	$510	$1,003	$1,028

Weighted common shares outstanding including participating securities	2,561,996	2,512,750	2,557,099	2,512,750
Less: Participating securities	(49,249)	—	(49,249)	—
Less: Average Unallocated ESOP Shares	(88,650)	(93,575)	(88,650)	(93,575)

Weighted average shares	2,424,097	2,419,175	2,419,200	2,419,175

Basic earnings per share	$0.20	$0.21	$0.41	$0.43

Net earnings allocated to common stock	$490	$510	$1,003	$1,028

Weighted average shares	2,424,097	2,419,175	2,419,200	2,419,175
Add: dilutive effects of assumed exercises of stock options	7,601	—	3,837	—

Average shares and dilutive potential common shares	2,431,698	2,419,175	2,423,037	2,419,175

Dilutive earnings per share	$0.20	N/A	$0.41	N/A

Options to purchase 123,124 shares of the Company’s common stock at a weighted-average exercise price of $10.30 per share were outstanding during the three and six months ended June 30, 2011. Stock options for 115,523 and 119,287 were not included in computed diluted EPS for the three and six months ended June 30, 2011 because they were antidilutive. There were no potential dilutive common shares for the three and six months ended June 30, 2010.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(4)	SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) income at June 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2011 (Unaudited)
U.S. Government agencies	$13,993	$35	$(228)	$13,800
Municipal - taxable	5,150	142	(6)	5,286
Residential mortgage-backed, GSE	2,468	102	—	2,570
Residential mortgage-backed, private label	742	4	—	746
Ultra Short mortgage mutual fund	1,414	77	—	1,491

Total	$23,767	$360	$(234)	$23,893

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
U.S. Government agencies	$13,997	$13	$(478)	$13,532
Municipal - taxable	5,154	23	(122)	5,055
Residential mortgage-backed, GSE	2,959	92	—	3,051
Residential mortgage-backed, private label	961	22	—	983
Ultra Short mortgage mutual fund	1,414	82	—	1,496

Total	$24,485	$232	$(600)	$24,117

The Company’s mortgage-backed securities are primarily issued by government agencies and government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the table above as GSE. At June 30, 2011 and December 31, 2010, the Company had only one private label mortgage-backed security.

Sales of available for sale securities during the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Proceeds	$—	$—	$—	$250
Gross gains	—	—	—	11

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

	June 30, 2011
	(Unaudited)
	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—
Due from five to ten years	5,003	5,039
Due after ten years	14,140	14,047
Mutual fund	1,414	1,491
Residential mortgage-backed	3,210	3,316

Total	$23,767	$23,893

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of June 30, 2011 and December 31, 2010 were $7,384 and $6,320, respectively. At June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of shareholders’ equity.

The following table shows securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2011 (Unaudited)
U.S. Government agencies	$9,769	$(228)	$—	$—	$9,769	$(228)
Municipal - taxable	1,043	(6)	—	—	1,043	(6)

Total temporarily impaired	$10,812	$(234)	$—	$—	$10,812	$(234)

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010
U.S. Government agencies	$10,519	$(478)	$—	$—	$10,519	$(478)
Municipal - taxable	3,589	(122)	—	—	3,589	(122)

Total temporarily impaired	$14,108	$(600)	$—	$—	$14,108	$(600)

There were nine US Government agency securities and one municipal security with unrealized losses at June 30, 2011. None of the unrealized losses for these securities have been recognized into net income for the three and six months ended June 30, 2011 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

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

(5)	LOANS

Loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)

Real estate loans:
One- to four-family	$83,403	$83,721
Multi-family	5,293	4,837
Commercial real estate	63,068	63,443
Construction	5,174	8,936

Total real estate loans	156,938	160,937
Commercial loans	7,571	7,371
Consumer loans	10,675	10,276

Total loans	175,184	178,584

Net deferred loan fees	(371)	(413)
Allowance for loan losses	(1,009)	(854)

Loans, net	$173,804	$177,317

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2011 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at June 30, 2011 and December 31, 2010. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Real estate
Six months ended June 30, 2011 (Unaudited)	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$332	$9	$356	$9	$47	$101	$854
Charge-offs	(2)	—	(47)	—	—	—	(49)
Recoveries	—	—	—	—	—	5	5
Provisions	118	1	81	(4)	—	3	199

Ending balance	$448	$10	$390	$5	$47	$109	$1,009

Ending allowance attributed to loans:
Individually evaluated for impairment	100	—	85	—	25	—	$210
Collectively evaluted for impairment	348	10	305	5	22	109	799

Total ending allowance balance:	$448	$10	$390	$5	$47	$109	$1,009

Loans:
Loans individually evaluated for impairment:	$2,384	$1,939	$3,409	$—	$108	$123	$7,963
Loans collectively evaluated for impairment:	81,019	3,354	59,659	5,174	7,463	10,552	167,221

Total ending loans balance	$83,403	$5,293	$63,068	$5,174	$7,571	$10,675	$175,184

	Real estate
Three months ended June 30, 2011 (Unaudited)	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$391	$10	$340	$5	$47	$105	$898
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	4	4
Provisions	57	—	50	—	—	—	107

Ending balance	$448	$10	$390	$5	$47	$109	$1,009

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Real estate
December 31, 2010	One-to- Four Family	Multi- family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$—	$—	$95	$—	$25	$—	$120
Collectively evaluated for impairment	332	9	261	9	22	101	734

Total ending allowance balance:	$332	$9	$356	$9	$47	$101	$854

Loans:
Loans individually evaluated for impairment:	$2,713	$1,993	$3,724	$—	$112	$165	$8,707
Loans collectively evaluated for impairment:	81,008	2,844	59,719	8,936	7,259	10,111	169,877

Total ending loans balance	$83,721	$4,837	$63,443	$8,936	$7,371	$10,276	$178,584

The following table presents the activity in the allowance for loan losses for the three and six months ended June 30, 2010:

	Three months 2010	Six months 2010
	(Unaudited)	(Unaudited)
Beginning balance	$802	$747
Provision for loan losses	76	133
Loans charged off	(86)	(89)
Recoveries	4	5

Ending balance	$796	$796

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio class at June 30, 2011 and December 31, 2010, including the average recorded investment balance and interest earned for the three months ended June 30, 2011:

	June 30, 2011 (Unaudited)					December 31, 2010
	Unpaid principal balance	Recorded investment	Related allowance	Average Recorded Investment	Interest Income Recognized	Unpaid principal balance	Recorded investment	Related allowance
With no recorded allowance:
Real estate loans:
One- to four-family	$1,359	$1,359	$—	$1,837	$34	$2,714	$2,714	$—
Multi-family	1,939	1,939	—	1,971	71	1,993	1,993	—
Commercial	3,212	3,212	—	3,577	150	3,445	3,445	—
Contruction	—	—	—	—	—	—	—	—

Total real estate loans	6,510	6,510	—	7,385	255	8,152	8,152	—
Commercial	50	50	—	57	—	61	61	—
Consumer loans	123	123	—	149	3	165	165	—

Total	$6,683	$6,683	$—	$7,591	$258	$8,378	$8,378	$—

With recorded allowance:
Real estate loans:
One- to four-family	$1,025	$1,025	$100	$683	$22	$—	$—	$—
Multi-family	—	—	—	—	—	—	—	—
Commercial	197	197	85	200	1	280	280	95
Contruction	—	—	—	—	—	—	—	—

Total real estate loans	1,222	1,222	185	883	23	280	280	95
Commercial	58	58	25	52	—	49	49	25
Consumer loans	—	—	—	—	—	—	—	—

Total	$1,280	$1,280	$210	$935	$23	$329	$329	$120

Totals:
Real estate	$7,732	$7,732	$185	$8,268	$278	$8,432	$8,432	$95
Commercial and Consumer	231	231	25	258	3	275	275	25

Total	$7,963	$7,963	$210	$8,526	$281	$8,707	$8,707	$120

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The average balance of loans individually evaluated for impairment for the six months ended June 30, 2010 was $4,467. Interest income recognized and cash basis interest income recognized during the impairment period in December 31, 2010 was $197. Interest income recognized was equal to cash collected during the three and six months ended June 30, 2011.

The following tables present the aging of the recorded investment in past due loans at June 30, 2011 and December 31, 2010 by portfolio class of loans:

June 30, 2011 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One- to four-family	$623	$677	$28	$1,328	$82,075	$83,403	$—
Multi-family	—	—	—	—	5,293	5,293	—
Commercial	275	550	567	1,392	61,676	63,068	—
Construction	—	—	—	—	5,174	5,174	—

Total real estate loans	898	1,227	595	2,720	154,218	156,938	—
Commercial loans	85	58	—	143	7,428	7,571	—
Consumer loans	29	—	—	29	10,646	10,675	—

Total	$1,012	$1,285	$595	$2,892	$172,292	$175,184	$—

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One- to four-family	$654	$118	$61	$833	$82,888	$83,721	$—
Multi-family	613		—	613	4,224	4,837	—
Commercial		107	156	263	63,180	63,443	—
Construction	—	—	—	—	8,936	8,936	—

Total real estate loans	1,267	225	217	1,709	159,228	160,937	—
Commercial loans	—	—	—	—	7,371	7,371	—
Consumer loans	82	121	4	207	$10,069	10,276	—

Total	$1,349	$346	$221	$1,916	$176,668	$178,584	$—

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Nonaccrual loans at June 30, 2011 and December 31, 2010 were $595 and $221, respectively. These loans are disclosed by portfolio segment above in the “90 days or more past due” column. Additional required disclosure by class was deemed immaterial to the financial statements. Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Troubled Debt Restructurings:

Troubled debt restructurings at June 30, 2011 and December 31, 2010 were $5,652 and $5,459, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings at June 30, 2011 and December 31, 2010 was $210 and $35, respectively. The Company has committed to no additional amounts at June 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

At June 30, 2011 and December 31, 2010 and based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

	Real estate
	One-to-four
	Family		Multi-family		Commercial		Construction		Commercial		Consumer		Totals
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Pass	$79,230	$78,909	$3,354	$2,844	$54,202	$51,184	$5,174	$8,936	$7,463	$7,234	$10,520	$10,272	$159,943	$159,379
Special mention	327	955	—	—	4,830	6,987	—	—	—	—	—	—	5,157	7,942
Substandard	3,846	3,857	1,939	1,993	4,036	5,272	—	—	108	137	155	4	10,084	11,263
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total	$83,403	$83,721	$5,293	$4,837	$63,068	$63,443	$5,174	$8,936	$7,571	$7,371	$10,675	$10,276	$175,184	$178,584

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The tables below present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the hierarchy as of June 30, 2011 and December 31, 2010:

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	June 30, 2011	December 31, 2010
	(Unaudited)
Financial assets:

U.S. Government sponsored agencies	$13,800	$13,532
Municipal - taxable	5,286	5,055
Residential mortgage-backed, GSE	2,570	3,051
Residential mortgage-backed, private label	746	983
Ultra Short mortgage mutual fund	1,491	1,496

Total investment securities available for sale	$23,893	$24,117

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Impaired loans, with specific allocations
Real estate loans:
One-to four-family	$925	$—
Multi-family	—	—
Commercial	112	185
Construction	—	—

Total real estate loans	1,037	185
Commercial	33	24

Total loans	$1,070	$209

Foreclosed real estate:
One-to four-family	$1,195	$987
Multi-family	—	—
Commercial	507	1,010
Construction	—	—

Total foreclosed real estate	$1,702	$1,997

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had carrying amounts of $1,070 and $209, which consists of the unpaid principal balances of $1,280 and $329 less

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

valuation allowances of $210 and $120 at June 30, 2011 and December 31, 2010, respectively. The impact to the provision to loan losses from the change in the valuation allowances was not material for the three and six months ended June 30, 2011 and an increase in the provision of $24 for the year ended December 31, 2010.

Foreclosed real estate, which is measured at fair value less costs to sell, had a net carrying amount of $1,702 and $1,997 at June 30, 2011 and December 31, 2010, respectively. The net carrying amount consists of the outstanding balance net of a valuation allowance. The outstanding balance and valuation allowance of other real estate owned at June 30, 2011 and December 31, 2010 were $2,007 and $305, and $2,206 and $209, respectively. The resulting write-downs for the three and six months ended June 30, 2011 and for the year ended December 31, 2010 were $96 and $209, respectively.

Loans held for sale, which are carried at the lower of cost or fair value, had fair values in excess of cost at December 31, 2010 and were therefore carried at cost with no fair value valuation allowance at both period ends.

The carrying amounts and estimated fair value of the Company’s on-balance sheet financial instruments at June 30, 2011 and December 31, 2010 are summarized below:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)

Financial assets
Cash and cash equivalents	$16,818	$16,818	$2,542	$2,542
Securities available for sale	23,893	23,893	24,117	24,117
Loans, net	173,804	185,830	177,317	190,054
Loans held for sale	—	—	320	320
Accrued interest receivable	1,124	1,124	1,157	1,157
Restricted equity securities	2,545	N/A	2,595	N/A

Financial liabilities
Deposits	144,877	146,037	136,399	137,685
Federal Home Loan Bank Advances	47,000	50,222	47,000	50,801
Long-term debt	816	816	816	816
Accrued interest payable	234	234	247	247

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

On January 18, 2011, the compensation committee of the board of directors approved the issuance of 123,124 options to purchase Company stock and 49,249 shares of restricted stock. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At June 30, 2011 there were no shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	—	—
Granted	123,124	10.30
Exercised	—	—
Forfeited	—	—

Outstanding - June 30, 2011	123,124	$10.30	9.50	$332,435	(1)

Fully vested and exercisable at June 30, 2011	—	$—	—	$—

Expected to vest in future periods	123,124

Fully vested and expected to vest - June 30, 2011	123,124	$10.30	9.50	$332,435	(1)

(1)	Based on closing price of $13.00 per share on June 30, 2011.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated were as follows:

2011
Risk-free interest rate	2.86%
Expected dividend yield	4.37%
Expected stock volatility	10.29
Expected life (years)	7
Fair value	$0.675

There were no options that vested during the three months ended June 30, 2011. Stock-based compensation expense for stock options for the three and six months ended June 30, 2011 was $4 and $9, respectively. Total unrecognized compensation cost related to nonvested stock options was $75 at June 30, 2011 and is expected to be recognized over a weighted-average period of 4.5 years.

The following table summarizes non-vested restricted stock activity for the six months ended June 30, 2011:

2011
Balance - beginning of year	—
Granted	49,249
Forfeited	—
Earned and issued	—

Balance - end of period	49,249

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the six months ended June 30, 2011 was $10.30 per share or $507. Stock-based compensation expense for restricted stock included in non-interest expense for the three and six months ended June 30, 2011 was $25 and $51, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $456 and is expected to be recognized over 4.5 years.

(8)	SUBSEQUENT EVENT

On July 19, 2011, the Board of Directors of the Company declared a quarterly dividend of $0.08 per share of the Company’s common stock. The dividend will be payable to the shareholders of record as of August 1, 2011 and will be paid on August 15, 2011.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations during the current United States weak economic condition;

•	our ability to manage the risk from the growth of our commercial real estate lending;

•	significant increases in our loan losses, exceeding our allowance;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	general economic conditions, either nationally or in our market area;

•	changes in consumer spending, borrowing and savings habits, including lack of consumer confidence in financial institutions;

•	potential increases in deposit assessments;

•	significantly increased competition among depository and other financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

•	legislative or regulatory changes, including increased banking assessments, that adversely affect our business and earnings; and

•	changes in our organization, compensation and benefit plans.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Our total assets increased to $233.8 million at June 30, 2011 from $223.9 million at December 31, 2010. The increase was primarily attributable to an increase in cash and cash equivalents of $14.3 million, or 561.2%, partially offset by decreases in loans of $3.5 million, or 1.98%. The most significant source of the increase came from an increase in federal funds sold of $14.7 million to $14.9 million from $174,000 at December 31, 2010. The increase in federal funds sold reflected an increase in our deposits of $8.5 million to $144.9 million at June 30, 2011 from $136.4 million at December 31, 2010 and a lower demand for loans.

Total equity increased to $39.5 million at June 30, 2011 from $38.3 million at December 31, 2010. The net increase of $1.3 million, or 3.30%, was primarily attributable to net income of $1.0 million and a net change in accumulated other comprehensive income of $311,000 partially offset by $125,000 of dividends declared during the three months ended March 31, 2011.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Non-Accrual:
Real estate loans:
One- to four-family	$28	$61
Multi-family	—	—
Commercial real estate	567	156
Construction	—	—

Total real estate loans	595	217
Commercial loans	—	—
Consumer loans	—	4

Total nonaccrual loans	$595	$221

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—

Total real estate loans	—	—
Commercial loans	—	—
Consumer loans	—	—

Total accruing loans past due 90 days or more	—	—

Total of nonaccrual and 90 days or more past due loans	$595	$221

Foreclosed real estate
One- to four-family	$1,195	$1,559
Commercial	507	438
Other nonperforming assets	—	—

Total nonperforming assets	2,297	2,218

Troubled debt restructurings	5,652	5,459

Troubled debt restructurings and total nonperforming assets	$7,949	$7,677

Total nonperforming loans to gross loans	0.34%	0.12%
Total nonperforming assets to total assets	0.98%	0.99%
Total nonperforming assets and troubled debt restructurings to total assets	3.40%	3.43%

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

	For The Three Months Ended June 30,
	2011				2010
	Average Balance		Interest and Dividends	Yield Cost	Average Balance		Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$175,150		$2,715	6.22%	$174,648		$2,813	6.46%
Securities available for sale	23,118		222	3.85	20,155		238	4.74
Other interest-earning assets	10,524		8	0.30	8,187		4	0.20

Total interest-earning assets	208,792		2,945	5.66	202,990		3,055	6.04
Noninterest earning assets	18,208				16,547

Total average assets	$227,000				$219,537

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$25,551		31	0.49	$26,284		38	0.58
Regular savings and other deposits	16,862		21	0.49	15,140		29	0.77
Money market deposits	7,702		11	0.57	11,306		27	0.96
Certificates of deposit	80,834		359	1.78	76,938		433	2.26

Total interest-bearing deposits	130,949		422	1.29	129,668		527	1.63
FHLB advances	47,000		426	3.64	47,419		511	4.32
Other borrowings	815		3	1.48	833		3	1.44

Total interest-bearing liabilities	178,764		851	1.91	177,920		1,041	2.35
Noninterest-bearing demand deposits	7,563				7,384
Other noninterest-bearing liabilities	1,394				1,134

Total liabilities	187,721				186,438
Equity	39,279				33,099

Total liabilities and equity	$227,000				$219,537

Net interest income			$2,094				$2,014

Interest rate spread				3.75%				3.69%
Net interest margin				4.02%				3.98%
Average interest-earning assets to average interest-bearing liabilities	1.17	X			1.14	X

	For The Six Months Ended June 30,
	2011				2010
	Average Balance		Interest and Dividends	Yield Cost	Average Balance		Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$176,127		$5,484	6.28%	$174,170		$5,572	6.45%
Securities available for sale	23,293		449	3.89	19,752		465	4.75
Other interest-earning assets	7,494		14	0.38	8,470		8	0.19

Total interest-earning assets	206,914		5,947	5.80	202,392		6,045	6.02
Noninterest earning assets	18,351				16,390

Total average assets	$225,265				$218,782

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$24,855		$65	0.52	$26,819		$82	0.62
Regular savings and other deposits	16,794		44	0.53	14,503		61	0.85
Money market deposits	7,896		24	0.60	11,112		56	1.02
Certificates of deposit	80,513		730	1.83	75,464		868	2.32

Total interest-bearing deposits	130,058		863	1.34	127,898		1,067	1.68
FHLB advances	47,000		847	3.63	49,232		1,020	4.18
Other borrowings	815		6	1.48	833		5	1.21

Total interest-bearing liabilities	177,873		1,716	1.95	177,963		2,092	2.37
Noninterest-bearing demand deposits	7,023				6,925
Other noninterest-bearing liabilities	1,333				1,068

Total liabilities	186,229				185,956
Equity	39,036				32,826

Total liabilities and equity	$225,265				$218,782

Net interest income			$4,231				$3,953

Interest rate spread				3.85%				3.65%
Net interest margin				4.12%				3.94%
Average interest-earning assets to average interest-bearing liabilities	1.16	X			1.14	X

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. We recorded net income of $490,000 for the three months ended June 30, 2011 compared to net income of $510,000 for the three months ended June 30, 2010. The decrease in net income was primarily attributable to a $53,000 decrease in noninterest income and an increase in income tax expense of $19,000 for the three months ended June 30, 2011, offset partially by an increase of $49,000 in net interest income after the provision for loan losses.

Interest Income. Interest income decreased by $110,000 for the three months ended June 30, 2011 from $3.1 million for the three months ended June 30, 2010, reflecting a decrease in the yield on interest earning assets to 5.66% from 6.04%, offsetting the increase in the average balance of interest earning assets to $208.8 million for the three months ended June 30, 2011 compared to $202.9 million for the three months ended June 30, 2010. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets.

Interest income on loans decreased slightly by $98,000 for the three months ended June 30, 2011 from $2.8 million for the three months ended June 30, 2010, reflecting a decrease in the average yield on loans to 6.22% from 6.46%, which offset the increase in the average balance of our loans to $175.2 million from $174.6 million. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased slightly to $222,000 for the three months ended June 30, 2011 from $238,000 for the three months ended June 30, 2010. The decrease reflected a decrease in the yield on securities to 3.85% for the three months ended June 30, 2011from 4.74% for the three months ended June 30, 2010. The decrease in yield offset the increase in the average balance of securities of $3.0 million for the same periods.

Interest Expense. Interest expense decreased $190,000, or 18.2%, to $851,000 for the three months ended June 30, 2011 from $1.0 million for the three months ended June 30, 2010. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 1.91% in the 2011 period from 2.35% in the 2010 period. The decrease in the average rate paid on deposits more than offset the increase in the average balances of deposits of $1.3 million for the three months ended June 30, 2011 over the three months ended June 30, 2010.

Interest expense on certificates of deposit decreased to $359,000 for the three months ended June 30, 2011 from $433,000 for the three months ended June 30, 2010, reflecting a decrease in the average cost of certificates of deposit to 1.78% for the three months ended June 30, 2011 compared with 2.26% for the three months ended June 30, 2010. The decrease in the average cost of certificates of deposits more than offset the increase in their average balances of $3.9 million for the three months ended June 30, 2011. The decrease in the average cost of such certificates reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2010 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $63,000 for the three months ended June 30, 2011 from $94,000 for the three months ended June 30, 2010, reflecting a decrease of $2.6 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.50% from 0.72%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $429,000 for the three months ended June 30, 2011 from $514,000 for the three months ended June 30, 2010, reflecting a decrease in the average rate paid on such borrowings to 3.59% from 4.26%.

Net Interest Income. Net interest income increased to $2.1 million for the three months ended June 30, 2011 from $2.0 million for the three months ended June 30, 2010. The increase reflected an increase in our interest rate spread to 3.75% from 3.69%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 1.17X for the three months ended June 30, 2011 from 1.14X for the three months ended June 30, 2010. Our net interest margin also increased to 4.02% from 3.98%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $107,000 for the three months ended June 30, 2011 compared to $76,000 for the three months ended June 30, 2010. The allowance for loan losses was $1.0 million or 0.58% of total loans at June 30, 2011 compared to $796,000, or 0.46% of total loans at June 30, 2010. The increase in our provision was attributed to the slight increase in historical losses over the previous four quarters at June 30, 2011 compared to June 30, 2010, as well as the increase in qualitative factor adjustments for one-to-four family residential and consumer loan portfolios. We had $5.6 million in troubled debt restructurings at June 30, 2011 and no troubled debt restructures at June 30,

2010. Our non-accrual loans have increased to $595,000 at June 30, 2011 from $221,000 at December 31, 2010. Our foreclosed real estate has decreased slightly to $1.7 million at June 30, 2011 from $2.0 million at December 31, 2010. We used the same methodology in assessing the allowance for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2011 and 2010.

Noninterest Income. Noninterest income decreased to $184,000 for the three months ended June 30, 2011 from $237,000 for the three months ended June 30, 2010. The decrease in noninterest income was due primarily to a decrease in the gain on sales of mortgage loans of $44,000 for the three months ended June 30, 2011 compared with June 30, 2010.

Noninterest Expense. Noninterest expense decreased slightly by $3,000 for the three months ended June 30, 2011 over the three months ended June 30, 2011. The decrease reflected overall decreases in most of our operating expenses, most specifically occupancy and equipment and professional and supervisory fees of $22,000 and $26,000, respectively for the three months ended June 30, 2011 over 2010. These decreases offset an increase in salaries and employee benefits of $62,000, or 8.11%. The increase in salaries and employee benefits is the result of increased bonus accruals stemming from increased profitability of the Company and compensation expense related to our stock based compensation plans related to stock options and restricted stock awarded during the three months ended June 30, 2011.

Income Tax Expense. The provision for income taxes was $283,000 for the three months ended June 30, 2011 compared to $264,000 for the three months ended June 30, 2010. Our effective tax rate increased to 36.6% for the three months ended June 30, 2011 from 34.1% for the three months ended June 30, 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General. Net income for the six months ended June 30, 2011 remained relatively unchanged as compared to the six months ended June 30, 2010. The increase in net interest income after the provision for loan losses of $212,000 was offset by a decrease in noninterest income of $78,000 and an increase in noninterest expense of $125,000.

Interest Income. Interest income decreased slightly by $98,000 for the six months ended June 30, 2011 from $6.0 million for the six months ended June 30, 2010, reflecting a decrease in yields on interest earning assets to 5.80%, which more than offset the increase in the average balance of interest earning assets of $4.5 million to $206.9 million for the six months ended June 30, 2011 from $202.4 million for the six months ended June 30, 2010. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets.

Interest income on loans decreased slightly by $88,000 for the six months ended June 30, 2011 from $5.6 million for the six months ended June 30, 2010, reflecting a decrease in the average yield on loans to 6.28% from 6.45%, which offset the increase in the average balance of our loans to $176.1 million from $174.2 million. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities decreased $16,000 for the six months ended June 30, 2011 as compared with June 30, 2010. The decrease in the yield on securities available for sale to 3.89% for the six months ended June 30, 2011 from 4.75% for the six months ended June 30, 2010 more than offset the increase of $3.5 million in their average balances.

Interest Expense. Interest expense decreased $376,000, or 18.0%, to $1.7 million for the six months ended June 30, 2011 from $2.1 million for the six months ended June 30, 2010. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 1.95% in the 2011 period from 2.37% in the 2010 period and a decrease in the average balances of deposits of $90,000 for the six months ended June 30, 2011 over the six months ended June 30, 2010.

Interest expense on certificates of deposit decreased to $730,000 for the six months ended June 30, 2011 from $868,000 for the six months ended June 30, 2010, reflecting a decrease in the average cost of certificates of deposit to 1.83% for the six months ended June 30, 2011 compared with 2.32% for the six months ended June 30, 2010. The decrease in the average cost of certificates of deposits more than offset the increase in their average balances of $5.0 million for the six months ended June 30, 2011. The decrease in the average cost of such certificates reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2010 and the lower market interest rates resulting from such cuts.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $132,000 for the six months ended June 30, 2011 from $199,000 for the six months ended June 30, 2010, reflecting a decrease of $2.9 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.54% from 0.77%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $853,000 for the six months ended June 30, 2011 from $1.0 million for the six months ended June 30, 2010, reflecting a decrease in the average rate paid on such borrowings to 3.63% from 4.20% and a decrease in the average balance of $2.2 million.

Net Interest Income. Net interest income increased to $4.2 million for the six months ended June 30, 2011 from $4.0 million for the six months ended June 30, 2010. The increase reflected an increase in our interest rate spread to 3.85% from 3.65%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 1.16X for the six months ended June 30, 2011 from 1.14X for the six months ended June 30, 2010. Our net interest margin also increased to 4.12% from 3.94%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $199,000 for the six months ended June 30, 2011 compared to $133,000 for the six months ended June 30, 2010. The allowance for loan losses was $1.0 million or 0.58% of total loans at June 30, 2011 compared to $796,000, or 0.46% of total loans at June 30, 2010. The increase in our provision was attributed to the slight increase in historical losses over the previous four quarters at June 30, 2011 compared to June 30, 2010, as well as the increase in qualitative factor adjustments for one-to-four family residential and consumer loan portfolios. We had $5.6 million in troubled debt restructurings at June 30, 2011 and no troubled debt restructures at June 30, 2010. Our non-accrual loans have increased to $595,000 at June 30, 2011 from $221,000 at December 31, 2010. Our foreclosed real estate has decreased slightly to $1.7 million at June 30, 2011 from $2.0 million at December 31, 2010. We used the same methodology in assessing the allowance for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended June 30, 2011 and 2010.

Noninterest Income. Noninterest income decreased to $382,000 for the six months ended June 30, 2011 from $460,000 for the six months ended June 30, 2010. The decrease in noninterest income was due primarily to a decrease in service charges on deposit accounts of $18,000, and decreases in the gain on sales of securities of $11,000 and mortgage loans of $51,000 for the six months ended June 30, 2011 compared with June 30, 2010.

Noninterest Expense. Noninterest expense increased $125,000, or 4.65%, for the six months ended June 30, 2011 from $2.7 million for the six months ended June 30, 2010. The increase was primarily attributable to an increase in salaries and employee benefits of $149,000, or 10.32%, and professional and supervisory fees of $20,000, or 9.40%, offset partially by a decrease in occupancy and equipment expense of $30,000, or 9.10%. The increase in salaries and employee benefits was the result of increased bonus accruals stemming from increased profitability of the Company and compensation expense related to our stock based compensation plans related to stock options and restricted stock awarded during the six months ended June 30, 2011.

Income Tax Expense. The provision for income taxes was $586,000 for the six months ended June 30, 2011 compared to $564,000 for the six months ended June 30, 2010. Our effective tax rate increased slightly to 36.6% from 35.4% for the same periods.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2011, we had $47.0 million in advances from the Federal Home Loan Bank of Atlanta and an available borrowing limit of an additional $41.5 million.

Common Stock Dividend Policy. During the quarter ended March 31, 2011, the Company declared a dividend of $0.08 per share, or $125,000 on all outstanding shares, except for 1,007,012 of the 1,382,012 shares of the Company’s common stock held by Cullman Savings Bank, MHC. The OTS granted the Cullman Savings Bank, MHC a waiver on payment of the dividend on that portion of the shares. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) The Company did not repurchase any shares of common stock during the three months ended June 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullman Bancorp, Inc.

Date: August 11, 2011

/s/ John A. Riley III
John A. Riley III
President & Chief Executive Officer

/s/ Michael Duke
Michael Duke
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of John A. Riley III, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Michael Duke, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of John A. Riley III, President and Chief Executive Officer, and Michael Duke, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Cullman Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.