Form 10-Q
period 2011-09-30
Cullman Bancorp, Inc.
filed 2011-11-07
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

2,561,996 of Common Stock, par value $.01 per share, were issued and outstanding as of November 7, 2011.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$2,276	$2,368
Federal funds sold	14,251	174

Cash and cash equivalents	16,527	2,542
Securities available for sale	25,994	24,117
Loans, net of allowance of $1,149 and $854, respectively	170,683	177,317
Loans held for sale	291	320
Premises and equipment, net	10,961	10,612
Foreclosed real estate	2,116	1,997
Accrued interest receivable	1,132	1,157
Restricted equity securities	2,521	2,595
Bank owned life insurance	2,429	2,349
Other assets	908	849

Total assets	$233,562	$223,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$9,955	$6,188
Interest bearing	133,664	130,211

Total deposits	143,619	136,399
Federal Home Loan Bank advances	47,000	47,000
Long-term debt	816	816
Accrued interest payable and other liabilities	2,063	1,370

Total liabilities	193,498	185,585
Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,561,996 and 2,512,750 shares outstanding, respectively, at September 30, 2011 and December 31, 2010	26	25
Additional paid-in capital	10,418	10,330
Retained earnings	30,268	29,134
Accumulated other comprehensive income (loss)	327	(232)
Unearned ESOP shares, at cost	(850)	(887)
Amount reclassified on ESOP shares	(125)	(100)

Total shareholders’ equity	40,064	38,270

Total liabilities and shareholders’ equity	$233,562	$223,855

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$2,728	$2,825	$8,211	$8,397
Securities, taxable	222	205	671	670
Federal funds sold and other	11	4	25	12

Total interest income	2,961	3,034	8,907	9,079
Interest expense:
Deposits	373	512	1,236	1,579
Federal Home Loan Bank advances and other borrowings	434	489	1,286	1,514

Total interest expense	807	1,001	2,522	3,093

Net interest income	2,154	2,033	6,385	5,986
Provision for loan losses	201	88	399	221

Net interest income after provision for loan losses	1,953	1,945	5,986	5,765
Noninterest income:
Service charges on deposit accounts	105	118	306	338
Income on bank owned life insurance	26	27	79	81
Gain on sales of mortgage loans	65	94	164	244
Net gain on sales of securities	—	—	—	11
Other	13	38	41	63

Total noninterest income	209	277	590	737
Noninterest expense:
Salaries and employee benefits	761	721	2,354	2,164
Occupancy and equipment	164	162	463	492
Data processing	123	121	376	372
Professional and supervisory fees	78	70	311	283
Office expense	33	29	96	85
Advertising	21	23	54	53
FDIC deposit insurance	27	45	97	111
Losses on foreclosed real estate	132	126	268	290
Other	100	91	233	226

Total noninterest expense	1,439	1,388	4,252	4,076

Income before income taxes	723	834	2,324	2,426
Income tax expense	275	297	861	861

Net income	$448	$537	$1,463	$1,565

Other comprehensive income, net of tax
Unrealized gain (loss) on securities available for sale, net of tax	$195	$103	$559	$252
Reclassification adjustment for losses (gains) realized in income, net of tax	—	—	—	(8)

Other comprehensive income (loss)	195	103	559	244

Comprehensive income	$643	$640	$2,022	$1,809

Earnings per share: (Note 3)
Basic	$0.18	$0.22	$0.59	$0.65
Diluted	$0.18	N/A	$0.59	N/A
Dividends declared per common share	$0.08	—	$0.16	—

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share and per share data)

				Accumulated		Amount
		Additional		Other	Unearned	Reclassified on
	Common	Paid-In	Retained	Comprehensive	ESOP	ESOP
	Stock	Capital	Earnings	Income (loss)	Shares	Shares	Total
Balance at January 1, 2010	$25	$10,330	$27,082	$64	$(936)	$(51)	$36,514
Net income			1,565				1,565
Net change in accumulated other comprehensive income				244		—	244
ESOP shares earned	—	—	—	—	37	—	37

Balance at September 30, 2010	$25	$10,330	$28,647	$308	$(899)	$(51)	$38,360

Balance at January 1, 2011	$25	$10,330	$29,134	$(232)	$(887)	$(100)	$38,270
Net income			1,463				1,463
Net change in accumulated other comprehensive income				559			559
ESOP shares earned					37		37
Stock-based compensation expense		89					89
Dividends (1)			(329)				(329)
Issuance of 49,249 shares of restricted stock	1	(1)					—
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(25)	(25)

Balance at September 30, 2011	$26	$10,418	$30,268	$327	$(850)	$(125)	$40,064

(1)	Cash dividends of $0.08 per share were declared on March 15, 2011 for 1,554,984 of the 2,561,996 shares outstanding at March 31, 2011. Cullman Savings Bank, MHC, the Company’s mutual holding company, was granted a dividend payment waiver from the Office of Thrift Supervision for all but 375,000 of the 1,382,012 shares of the Company’s stock held by Cullman Savings Bank, MHC. No future dividend waivers are expected to be granted by the Office of Thrift Supervision. Dividends of $0.08 per share were declared on July 19, 2011 on all shares outstanding as of that date.

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Nine Months
	Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$1,463	$1,565
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	399	221
Depreciation and amortization, net	237	146
Deferred income tax (benefit) expense	(230)	75
Net gain on sale of securities	—	(11)
Loss on sale and impairments of foreclosed real estate	268	290
Income on bank owned life insurance	(79)	(81)
ESOP compensation expense	37	37
Stock based compensation expense	89	—
Gain on sale of mortgage loans	(164)	(244)
Mortgage loans originated for sale	(7,138)	(11,204)
Mortgage loans sold	7,331	11,712
Net change in operating assets and liabilities
Accrued interest receivable	25	(149)
Accrued interest payable	(6)	(63)
Other	516	519

Net cash from operating activities	2,748	2,813
Cash Flows From Investing Activities
Purchases of premises and equipment	(581)	(646)
Purchases of securities	(7,993)	(15,400)
Proceeds from maturities, paydowns and calls of securities	6,998	14,669
Proceeds from sale of securities	—	250
Proceeds from sales of foreclosed real estate	10	162
Redemptions of restricted equity securities	74	194
Loan originations and payments, net	5,838	(4,519)

Net cash from (used in) investing activities	4,346	(5,290)
Cash Flows from Financing Activities
Net change in deposits	7,220	12,026
Cash payment of dividends	(329)	—
Repayment of Federal Home Loan Bank advances	—	(9,065)

Net cash from financing activities	6,891	2,961

Change in cash and cash equivalents	13,985	484
Cash and cash equivalents, beginning of period	2,542	5,232

Cash and cash equivalents, end of period	$16,527	$5,716

Cash paid during the period for:
Interest paid	$2,528	$3,156
Income taxes paid	$1,078	$760
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$1,676	$1,789
Loans advanced for sales of foreclosed assets	$1,279	$—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2011 and December 31, 2010 and the results of operations and cash flows for the interim periods ended September 30, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2010.

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

In April 2011, FASB issued an update to previously issued accounting to provide additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The update clarifies the guidance regarding the evaluation of both considerations above and clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. This update is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, we may identify receivables that are newly considered to be troubled debt restructurings. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has complied with the requirements of this update, which did not have a material effect to the financial statements.

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

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Earnings per share
Net Income	$448	$537	$1,463	$1,565
Less: Distributed earnings allocated to participating securities	(4)	—	(8)	—
Less: (Undistributed income) dividends in excess of earnings allocated to participating securities	(5)	—	(22)	—

Net earnings allocated to common stock	$439	$537	$1,433	$1,565

Weighted common shares outstanding including participating securities	2,561,996	2,512,750	2,558,749	2,512,750
Less: Participating securities	(49,249)	—	(49,249)	—
Less: Average Unearned ESOP Shares	(88,650)	(93,575)	(88,650)	(93,575)

Weighted average shares	2,424,097	2,419,175	2,420,850	2,419,175

Basic earnings per share	$0.18	$0.22	$0.59	$0.65

Net earnings allocated to common stock	$439	$537	$1,433	$1,565

Weighted average shares	2,424,097	2,419,175	2,420,850	2,419,175
Add: dilutive effects of assumed exercises of stock options	14,401	—	9,627	—

Average shares and dilutive potential common shares	2,438,498	2,419,175	2,430,477	2,419,175

Dilutive earnings per share	$0.18	N/A	$0.59	N/A

Options to purchase 123,124 shares of the Company’s common stock at a weighted-average exercise price of $10.30 per share were outstanding during the three and nine months ended September 30, 2011. There were no potential dilutive common shares for the three and nine months ended September 30, 2010.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(4) SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
U.S. Government agencies	$15,990	$52	$(6)	$16,036
Municipal—taxable	5,148	328	—	5,476
Residential mortgage-backed, GSE	2,241	98	—	2,339
Residential mortgage-backed, private label	682	—	(29)	653
Ultra Short mortgage mutual fund	1,414	76	—	1,490

Total	$25,475	$554	$(35)	$25,994

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
U.S. Government agencies	$13,997	$13	$(478)	$13,532
Municipal—taxable	5,154	23	(122)	5,055
Residential mortgage-backed, GSE	2,959	92	—	3,051
Residential mortgage-backed, private label	961	22	—	983
Ultra Short mortgage mutual fund	1,414	82	—	1,496

Total	$24,485	$232	$(600)	$24,117

The Company’s mortgage-backed securities are primarily issued by government agencies and government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the table above as GSE. At September 30, 2011 and December 31, 2010, the Company had only one private label mortgage-backed security.

Sales of available for sale securities during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds	$—	$—	$—	$250
Gross gains	—	—	—	11

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity and securities with no maturity date are shown separately.

	September 30, 2011
	Amortized Cost	Estimated Fair Value
Due from one to five years	$1,000	$1,001
Due from five to ten years	8,002	8,079
Due after ten years	12,136	12,432
Mutual fund	1,414	1,490
Residential mortgage-backed	2,923	2,992

Total	$25,475	$25,994

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of September 30, 2011 and December 31, 2010 were $6,409 and $6,320, respectively. At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of shareholders’ equity.

The following table shows securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2011
U.S. Government agencies	$1,991	$(6)	$—	$—	$1,991	$(6)
Residential mortgage-backed, private label	653	(29)	—	—	653	(29)

Total temporarily impaired	$2,644	$(35)	$—	$—	$2,644	$(35)

	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010
U.S. Government agencies	$10,519	$(478)	$—	$—	$10,519	$(478)
Municipal—taxable	3,589	(122)	—	—	3,589	(122)

Total temporarily impaired	$14,108	$(600)	$—	$—	$14,108	$(600)

There were two U.S. Government agency securities along with the one private label mortgage-backed security with unrealized losses at September 30, 2011. None of the unrealized losses for these securities have been recognized into net income for the three and nine months ended September 30, 2011 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(5)	LOANS

Loans at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Real estate loans:
One- to four-family	$81,988	$83,721
Multi-family	5,236	4,837
Commercial real estate	64,539	63,443
Construction	3,190	8,936

Total real estate loans	154,953	160,937
Commercial loans	7,227	7,371
Consumer loans	10,010	10,276

Total loans	172,190	178,584

Net deferred loan fees	(358)	(413)
Allowance for loan losses	(1,149)	(854)

Loans, net	$170,683	$177,317

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and the balances of the allowance for loan losses and recorded investment in loans by portfolio class based on impairment method at September 30, 2011 and December 31, 2010. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real estate
Nine months ended September 30, 2011	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$332	$9	$356	$9	$47	$101	$854
Charge-offs	(33)	—	(78)	—	—	—	(111)
Recoveries	—	—	—	—	—	7	7
Provisions	301	1	131	(6)	(5)	(23)	399

Ending balance	$600	$10	$409	$3	$42	$85	$1,149

Ending allowance attributed to loans:
Individually evaluated for impairment	240	—	110	—	25	—	375
Collectively evaluted for impairment	360	10	299	3	17	85	774

Total ending allowance balance:	$600	$10	$409	$3	$42	$85	$1,149

Loans:
Loans individually evaluated for impairment:	$2,071	$1,925	$3,516	$—	$50	$122	$7,684
Loans collectively evaluated for impairment:	79,917	3,311	61,023	3,190	7,177	9,888	164,506

Total ending loans balance	$81,988	$5,236	$64,539	$3,190	$7,227	$10,010	$172,190

	Real estate
Three months ended September 30, 2011	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$448	$10	$390	$5	$47	$109	$1,009
Charge-offs	(31)	—	(32)	—	—	—	(63)
Recoveries	—	—	—	—	—	2	2
Provisions	183	—	51	(2)	(5)	(26)	201

Ending balance	$600	$10	$409	$3	$42	$85	$1,149

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Real estate
December 31, 2010	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$—	$—	$95	$—	$25	$—	$120
Collectively evaluted for impairment	332	9	261	9	22	101	734

Total ending allowance balance:	$332	$9	$356	$9	$47	$101	$854

Loans:
Loans individually evaluated for impairment:	$2,713	$1,993	$3,724	$—	$112	$165	$8,707
Loans collectively evaluated for impairment:	81,008	2,844	59,719	8,936	7,259	10,111	169,877

Total ending loans balance	$83,721	$4,837	$63,443	$8,936	$7,371	$10,276	$178,584

The following table presents the activity in the allowance for loan losses for the three and nine months ended September 30, 2010:

	Three months 2010	Nine months 2010
Beginning balance	$796	$747
Provision for loan losses	88	221
Loans charged off	(159)	(248)
Recoveries	—	5

Ending balance	$725	$725

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio class at September 30, 2011 and December 31, 2010, including the average recorded investment balance and interest earned for the nine months ended September 30, 2011:

	September 30, 2011					December 31, 2010
	Unpaid principal balance	Recorded investment	Related allowance	Average Recorded Investment	Interest Income Recognized	Unpaid principal balance	Recorded investment	Related allowance
With no recorded allowance:
Real estate loans:
One- to four-family	$856	$856	$—	$1,592	$39	$2,714	$2,714	$—
Multi-family	1,925	1,925	—	1,959	107	1,993	1,993	—
Commercial	3,319	3,319	—	3,513	221	3,445	3,445	—
Construction	—	—	—	—	—	—	—	—

Total real estate loans	6,100	6,100	—	7,064	367	8,152	8,152	—
Commercial	—	—	—	43	—	61	61	—
Consumer loans	122	122	—	142	3	165	165	—

Total	$6,222	$6,222	$—	$7,249	$370	$8,378	$8,378	$—

With recorded allowance:
Real estate loans:
One- to four-family	$1,215	$1,215	$240	$816	$31	$—	$—	$—
Multi-family	—	—	—	—	—	—	—	—
Commercial	197	197	110	200	1	280	280	95
Construction	—	—	—	—	—	—	—	—

Total real estate loans	1,412	1,412	350	1,016	32	280	280	95
Commercial	50	50	25	52	—	49	49	25
Consumer loans	—	—	—	—	—	—	—	—

Total	$1,462	$1,462	$375	$1,068	$32	$329	$329	$120

Totals:
Real estate	$7,512	$7,512	$350	$8,080	$399	$8,432	$8,432	$95
Commercial and Consumer	172	172	25	237	3	275	275	25

Total	$7,684	$7,684	$375	$8,317	$402	$8,707	$8,707	$120

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The average balance of loans individually evaluated for impairment for the nine months ended September 30, 2010 was $4,713. Interest income recognized and cash basis interest income recognized during the impairment period ended December 31, 2010 was $197. Interest income recognized was equal to cash collected during the three and nine months ended September 30, 2011.

The following tables present the aging of the recorded investment in past due loans at September 30, 2011 and December 31, 2010 by portfolio class of loans:

September 30, 2011 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One- to four-family	$524	$120	$—	$644	$81,344	$81,988	$—
Multi-family	—	—	—	—	5,236	5,236	—
Commercial	—	103	—	103	64,436	64,539	—
Construction	—	—	—	—	3,190	3,190	—

Total real estate loans	524	223	—	747	154,206	154,953	—
Commercial loans	—	25	—	25	7,202	7,227	—
Consumer loans	14	19	1	34	9,976	10,010	1

Total	$538	$267	$1	$806	$171,385	$172,190	$1

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One- to four-family	$654	$118	$61	$833	$82,888	$83,721	$—
Multi-family	613		—	613	4,224	4,837	—
Commercial		107	156	263	63,180	63,443	—
Construction	—	—	—	—	8,936	8,936	—

Total real estate loans	1,267	225	217	1,709	159,228	160,937	—
Commercial loans	—	—	—	—	7,371	7,371	—
Consumer loans	82	121	4	207	$10,069	10,276	—

Total	$1,349	$346	$221	$1,916	$176,668	$178,584	$—

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Nonaccrual loans at September 30, 2011 and December 31, 2010 were $190 and $221, respectively. These loans are disclosed by portfolio segment above in the “90 days or more past due” column, except for one residential mortgage loan that was not past due at September 30, 2011. Additional required disclosure by class was deemed immaterial to the financial statements. Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Troubled Debt Restructurings:

Troubled debt restructurings at September 30, 2011 and December 31, 2010 were $5,152 and $5,459, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings at September 30, 2011 and December 31, 2010 was $285 and $35, respectively. The Company has committed to no additional amounts at September 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rated of the loans; an extensions of the maturity date at a stated rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risks.

The modifications made during the nine months ended September 30, 2011 involved a short-term change in the payment structure.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate loans:
One- to four-family	2	$193	$193
Multi-family	—	—	—
Commercial real estate	1	73	73
Construction	—	—	—

Total real estate loans	3	266	266
Commercial loans	1	50	50
Consumer loans	—	—	—

Total	4	$316	$316

The troubled debt restructurings described above did not have an effect on the allowance for loan losses and there were no charge offs during the nine months ended September 30, 2011. There were no troubled debt restructurings during the three month period September 30, 2011.

There were two residential real estate loans with a recorded investment of $709 that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2011. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted as described above did not increase the allowance for loans losses but resulted in charge offs of $31 during the three and nine months ended September 30, 2011.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

At September 30, 2011 and December 31, 2010 and based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

	Real estate
	One-to-four
	Family		Multi-family		Commercial		Construction		Commercial		Consumer		Totals
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$77,591	$78,909	$3,312	$2,844	$55,601	$51,184	$3,190	$8,936	$7,077	$7,234	$9,855	$10,272	$156,626	$159,379
Special mention	324	955	—	—	4,799	6,987	—	—	—	—	—	—	5,123	7,942
Substandard	4,073	3,857	1,924	1,993	4,139	5,272	—	—	150	137	155	4	10,441	11,263
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total	$81,988	$83,721	$5,236	$4,837	$64,539	$63,443	$3,190	$8,936	$7,227	$7,371	$10,010	$10,276	$172,190	$178,584

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The tables below present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the hierarchy as of September 30, 2011 and December 31, 2010:

Assets and Liabilities Measured on a Recurring Basis

Level 1 and 2 assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
	September 30,	September 30,	December 31,	December 31,
	2011	2011	2010	2010
Financial assets:
U.S. Government sponsored agencies	$—	$16,036	$—	$13,532
Municipal—taxable	—	5,476	—	5,055
Residential mortgage-backed, GSE	—	2,339	—	3,051
Residential mortgage-backed, private label	—	653	—	983
Ultra Short mortgage mutual fund	1,490	—	1,496	—

Total investment securities available for sale	$1,490	$24,504	$1,496	$22,621

Assets and Liabilities Measured on a Non-Recurring Basis

Level 3 assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	(Level 3)
	September 30,	December 31,
	2011	2010
Assets:
Impaired loans, with specific allocations
Real estate loans:
One-to four-family	$975	$—
Multi-family	—	—
Commercial	87	185
Construction	—	—

Total real estate loans	1,062	185
Commercial	25	24

Total loans	$1,087	$209

Foreclosed real estate:
One-to four-family	$1,600	$987
Multi-family	—	—
Commercial	516	1,010
Construction	—	—

Total foreclosed real estate	$2,116	$1,997

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had carrying amounts of $1,087 and $209, which consists of the unpaid principal balances of $1,462 and $329 less valuation allowances of $375 and $120 at September 30, 2011 and December 31, 2010, respectively. The impact to the provision to loan losses from the change in the valuation allowances was $165 for the three and $255 for the nine months ended September 30, 2011 and an increase in the provision of $24 for the year ended December 31, 2010.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Foreclosed real estate, which is measured at fair value less costs to sell, had a net carrying amount of $2,116 and $1,997 at September 30, 2011 and December 31, 2010, respectively. The net carrying amount consists of the outstanding balance net of a valuation allowance. The outstanding balance and valuation allowance of other real estate owned at September 30, 2011 and December 31, 2010 were $2,537 and $421, and $2,206 and $209, respectively. The resulting write-downs for the three and nine months ended September 30, 2011 were $212 and $116, respectively and $209 for the year ended December 31, 2010

Loans held for sale, which are carried at the lower of cost or fair value, had fair values that approximated costs at September 30, 2011 and December 31, 2010 and were therefore carried at cost with no fair value valuation allowance at both period ends.

The carrying amounts and estimated fair value of the Company’s on-balance sheet financial instruments at September 30, 2011 and December 31, 2010 are summarized below:

	September 30,		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$16,527	$16,527	$2,542	$2,542
Securities available for sale	25,994	25,994	24,117	24,117
Loans, net	170,683	182,637	177,317	190,054
Loans held for sale	291	291	320	320
Accrued interest receivable	1,132	1,132	1,157	1,157
Restricted equity securities	2,521	N/A	2,595	N/A

Financial liabilities
Deposits	143,619	144,912	136,399	137,685
Federal Home Loan Bank Advances	47,000	51,405	47,000	50,801
Long-term debt	816	816	816	816
Accrued interest payable	234	234	247	247

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

On January 18, 2011, the compensation committee of the board of directors approved the issuance of 123,124 options to purchase Company stock and 49,249 shares of restricted stock. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At September 30, 2011 there were no shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding—January 1, 2011	—	—
Granted	123,124	10.30
Exercised	—	—
Forfeited	—	—

Outstanding—September 30, 2011	123,124	$10.30	9.31	$393,997	(1)

Fully vested and exercisable at September 30, 2011	—	$—	—	$—

Expected to vest in future periods	123,124

Fully vested and expected to vest—September 30, 2011	123,124	$10.30	9.31	$393,997	(1)

(1)	Based on closing price of $13.50 per share on September 30, 2011.

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

There were no options that vested during the three and nine months ended September 30, 2011. Stock-based compensation expense for stock options for the three and nine months ended September 30, 2011 was $4 and $12, respectively. Total unrecognized compensation cost related to nonvested stock options was $71 at September 30, 2011 and is expected to be recognized over a weighted-average period of 4.3 years.

The following table summarizes non-vested restricted stock activity for the nine months ended September 30, 2011:

2011
Balance—beginning of year	—
Granted	49,249
Forfeited	—
Earned and issued	—

Balance—end of period	49,249

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the nine months ended September 30, 2011 was $10.30 per share or $507. Stock-based compensation expense for restricted stock included in non-interest expense for the three and nine months ended September 30, 2011 was $25 and $77, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $430 and is expected to be recognized over 4.3 years.

(8) SUBSEQUENT EVENT

On October 18, 2011, the Board of Directors of the Company declared a dividend of $0.08 per share of the Company’s common stock. The dividend will be payable to the shareholders of record as of October 31, 2011 and will be paid on November 15, 2011.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations during the current United States weak economic condition;

•	our ability to manage the risk from the growth of our commercial real estate lending;

•	significant increases in our loan losses, exceeding our allowance;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	general economic conditions, either nationally or in our market area;

•	changes in consumer spending, borrowing and savings habits, including lack of consumer confidence in financial institutions;

•	potential increases in deposit assessments;

•	significantly increased competition among depository and other financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

•	legislative or regulatory changes, including increased banking assessments, that adversely affect our business and earnings; and

•	changes in our organization, compensation and benefit plans.+

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2010.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Our total assets increased to $233.6 million at September 30, 2011 from $223.9 million at December 31, 2010. The increase was primarily attributable to an increase in cash and cash equivalents of $14.0 million, or 550.2%, partially offset by decreases in loans of $6.6 million, or 3.7%. The most significant source of the increase came from an increase in federal funds sold of $14.1 million to $14.3 million from $174,000 at December 31, 2010. The increase in federal funds sold reflected an increase in our deposits of $7.2 million to $143.6 million at September 30, 2011 from $136.4 million at December 31, 2010 and a lower demand for loans.

Total equity increased to $40.1 million at September 30, 2011 from $38.3 million at December 31, 2010. The net increase of $1.8 million, or 4.7%, was primarily attributable to net income of $1.5 million and a net change in accumulated other comprehensive income of $559,000 partially offset by $329,000 of dividends declared during the nine months ended September 30, 2011.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$189	$61
Multi-family	—	—
Commercial real estate	—	156
Construction	—	—

Total real estate loans	189	217
Commercial loans	—	—
Consumer loans	—	4

Total nonaccrual loans	$189	$221

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—

Total real estate loans	—	—
Commercial loans	—	—
Consumer loans	1	—

Total accruing loans past due 90 days or more	1	—

Total of nonaccrual and 90 days or more past due loans	$190	$221

Foreclosed real estate
One- to four-family	$1,600	$1,559
Commercial	516	438
Other nonperforming assets	—	—

Total nonperforming assets	2,306	2,218

Troubled debt restructurings	5,152	5,459

Troubled debt restructurings and total nonperforming assets	$7,458	$7,677

Total nonperforming loans to gross loans	0.11%	0.12%
Total nonperforming assets to total assets	0.99%	0.99%
Total nonperforming assets and troubled debt restructurings to total assets	3.19%	3.43%

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

	For The Three Months Ended September 30,
	2011				2010
	Average		Interest and	Yield	Average		Interest and	Yield
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$173,598		$2,728	6.23%	$175,366		$2,825	6.39%
Securities available for sale	23,972		222	3.67	18,802		205	4.33
Other interest-earning assets	17,781		11	0.25	5,928		4	0.29

Total interest-earning assets	215,351		2,961	5.46	200,096		3,034	6.01
Noninterest earning assets	18,273				17,875

Total average assets	$233,624				$217,971

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$27,994		20	0.28	$24,043		36	0.59
Regular savings and other deposits	17,729		14	0.32	16,816		30	0.71
Money market deposits	8,416		8	0.36	10,167		22	0.86
Certificates of deposit	79,743		331	1.65	78,719		424	2.14

Total interest-bearing deposits	133,882		373	1.11	129,745		512	1.57
FHLB advances	47,000		431	3.64	42,145		486	4.58
Other borrowings	815		3	1.46	833		3	1.44

Total interest-bearing liabilities	181,697		807	1.76	172,723		1,001	2.30
Noninterest-bearing demand deposits	10,177				5,719
Other noninterest-bearing liabilities	1,692				1,641

Total liabilities	193,566				180,083
Equity	40,058				37,888

Total liabilities and equity	$233,624				$217,971

Net interest income			$2,154				$2,033

Interest rate spread				3.69%				3.71%
Net interest margin				3.97%				4.03%
Average interest-earning assets to average interest-bearing liabilities	1.19	X			1.16	X

	For The Nine Months Ended September 30,
	2011				2010
	Average		Interest and	Yield	Average		Interest and	Yield
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$175,275		$8,211	6.26%	$174,573		$8,397	6.43%
Securities available for sale	23,522		671	3.81	19,431		670	4.61
Other interest-earning assets	10,961		25	0.30	7,614		12	0.21

Total interest-earning assets	209,758		8,907	5.68	201,618		9,079	6.02
Noninterest earning assets	18,224				16,892

Total average assets	$227,982				$218,510

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$25,913		85	0.44	$25,884		118	0.61
Regular savings and other deposits	17,109		59	0.46	15,283		91	0.80
Money market deposits	8,071		31	0.52	10,794		78	0.97
Certificates of deposit	80,253		1,061	1.77	76,561		1,292	2.26

Total interest-bearing deposits	131,346		1,236	1.26	128,522		1,579	1.64
FHLB advances	47,000		1,277	3.63	46,844		1,505	4.30
Other borrowings	815		9	1.48	833		9	1.44

Total interest-bearing liabilities	179,161		2,522	1.88	176,199		3,093	2.35
Noninterest-bearing demand deposits	8,136				3,580
Other noninterest-bearing liabilities	1,454				1,366

Total liabilities	188,751				181,145
Equity	39,231				37,365

Total liabilities and equity	$227,982				$218,510

Net interest income			$6,385				$5,986

Interest rate spread				3.80%				3.67%
Net interest margin				4.07%				3.97%
Average interest-earning assets to average interest-bearing liabilities	1.17	X			1.14	X

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. We recorded net income of $448,000 for the three months ended September 30, 2011 compared to net income of $537,000 for the three months ended September 30, 2010. The decrease in net income was primarily attributable to a $68,000 decrease in noninterest income and an increase in noninterest expense of $51,000 for the three months ended September 30, 2011, offset partially by an increase of $8,000 in net interest income after the provision for loan losses.

Interest Income. Interest income decreased by $73,000 for the three months ended September 30, 2011 from $3.0 million for the three months ended September 30, 2010, reflecting a decrease in the yield on interest earning assets to 5.46% from 6.01%, offsetting the increase in the average balance of interest earning assets to $215.3 million for the three months ended September 30, 2011 compared to $200.1 million for the three months ended September 30, 2010. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets.

Interest income on loans decreased slightly by $97,000 for the three months ended September 30, 2011 from $2.8 million for the three months ended September 30, 2010, reflecting a decrease in the average yield on loans to 6.23% from 6.39% and a decrease the average balance of our loans to $173.6 million from $175.4 million. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities increased slightly to $222,000 for the three months ended September 30, 2011 from $205,000 for the three months ended September 30, 2010. The decrease in the yield on securities to 3.67% for the three months ended September 30, 2011 from 4.33% for the three months ended September 30, 2010 was more than offset by the increase in the average balance of securities of $5.2 million for the period.

Interest Expense. Interest expense decreased $194,000, or 19.4%, to $807,000 for the three months ended September 30, 2011 from $1.0 million for the three months ended September 30, 2010. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 1.8% in the 2011 period from 2.3% in the 2010 period. The decrease in the average rate paid on deposits and borrowings more than offset the increase in their average balances of $9.0 million for the three months ended September 30, 2011 over the three months ended September 30, 2010. The decrease in the average cost deposits reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2010 and the lower market interest rates resulting from such cuts.

Interest expense on certificates of deposit decreased to $331,000 for the three months ended September 30, 2011 from $424,000 for the three months ended September 30, 2010, reflecting a decrease in the average cost of certificates of deposit to 1.6% for the three months ended September 30, 2011 compared with 2.1% for the three months ended September 30, 2010. The decrease in the average cost of certificates of deposits more than offset the increase in their average balances of $1.0 million for the three months ended September 30, 2011.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $42,000 for the three months ended September 30, 2011 from $88,000 for the three months ended September 30, 2010, reflecting a decrease of $3.1 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.31% from 0.70%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $434,000 for the three months ended September 30, 2011 from $489,000 for the three months ended September 30, 2010, reflecting a decrease in the average rate paid on such borrowings to 3.7% from 4.6%.

Net Interest Income. Net interest income increased to $2.1 million for the three months ended September 30, 2011 from $2.0 million for the three months ended September 30, 2010. The increase reflected an increase in our ratio of average interest-earning assets to average interest-bearing liabilities to 1.19X for the three months ended September 30, 2011 from 1.16X for the three months ended September 30, 2010. Our interest rate spread and net interest margin remained relatively unchanged for the three months ended September 30, 2011 from the same period in 2010.

Provision for Loan Losses. We recorded a provision for loan losses of $201,000 for the three months ended September 30, 2011 compared to $88,000 for the three months ended September 30, 2010. The allowance for loan losses was $1.1 million or 0.67% of total loans at September 30, 2011 compared to $854,000, or 0.48% of total loans at December 31, 2010. The increase in our provision was attributed to the slight increase in historical losses over the previous four quarters ended September 30, 2011 compared to September 30, 2010, an increase in qualitative factor adjustments for one-to-four family residential and consumer loan portfolios, and an increase in the provision as a result of an increase in the valuation allowance related to impaired loans of $165,000. We had $5.2 million in troubled debt restructurings at September 30, 2011 compared with $5.4 million at December 31, 2010. Our non-accrual loans decreased slightly to $190,000 at September 30, 2011 from $221,000 at December 31, 2010. Our foreclosed real estate has increased slightly to $2.1 million at September 30, 2011 from $2.0 million at December 31, 2010. We used the same methodology in assessing the allowance for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended September 30, 2011 and 2010.

Noninterest Income. Noninterest income decreased to $209,000 for the three months ended September 30, 2011 from $277,000 for the three months ended September 30, 2010. The decrease in noninterest income was due primarily to a decrease in the gain on sales of mortgage loans of $29,000 and a decrease in service charges on deposit accounts of $13,000 for the three months ended September 30, 2011 compared with the three months ended September 30, 2010.

Noninterest Expense. Noninterest expense increased slightly by $51,000 for the three months ended September 30, 2011 over the three months ended September 30, 2010. The increase reflected an increase in salaries and employee benefits of $40,000, or 5.55%, for the three months ended September 30, 2011 over the three months ended September 30, 2010 arising from the addition of our stock based compensation plans during 2011. The increase in salaries and employee benefits was offset partially by a decrease in our FDIC insurance premiums of $18,000, or 40.00%, for the same periods.

Income Tax Expense. The provision for income taxes was $275,000 for the three months ended September 30, 2011 compared to $297,000 for the three months ended September 30, 2010. Our effective tax rate increased to 38.04% for three months ended September 30, 2011 from 35.61% for the three months ended September 30, 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General. Net income for the nine months ended September 30, 2011 decreased to $1.5 million from $1.6 million for the nine months ended September 30, 2010. The decrease in net income was primarily attributable to a decrease in noninterest income of $147,000, or 19.95%, and an increase in noninterest expense of $176,000, or 4.32% for the nine months ended September 30, 2011 over the nine months ended September 30, 2010. The decrease in noninterest income and increase in noninterest expense more than offset the modest increase in net interest income after the provision for loan losses of $221,000, or 3.83%.

Interest Income. Interest income decreased by $172,000 for the nine months ended September 30, 2011 from $9.1 million for the nine months ended September 30, 2010, reflecting a decrease in yields on interest earning assets to 5.68%, which more than offset the increase in the average balance of interest earning assets of $8.1 million to $209.7 million for the nine months ended September 30, 2011 from $201.6 million for the nine months ended September 30, 2010 perid. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets.

Interest income on loans decreased $186,000 for the nine months ended September 30, 2011 from $8.4 million for the nine months ended September 30, 2010, reflecting a decrease in the average yield on loans to 6.26% from 6.43%, which offset the increase in the average balance of our loans to $175.3 million from $174.6 million. The lower average yield on our loan portfolio reflected the impact of decreases in market interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans with interest rates based on lower market interest rates.

Interest income on investment securities remained relatively the same for the nine months ended September 30, 2011 as compared with September 30, 2010. The decrease in the yield on securities available for sale to 3.81% for the nine months ended September 30, 2011 from 4.61% for the nine months ended September 30, 2010 more than offset the increase of $4.1 million in their average balances.

Interest Expense. Interest expense decreased $571,000, or 18.46%, to $2.5 million for the nine months ended September 30, 2011 from $3.1 million for the nine months ended September 30, 2010. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 1.88% in the 2011 period from 2.35% in 2010, which more than offset the increase in the average balances of deposits and borrowings of $2.9 million for the period ended September 30, 2011. The decrease in the average cost of deposits reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board during 2010 and the lower market interest rates resulting from such cuts.

Interest expense on certificates of deposit decreased to $1.1 million for the nine months ended September 30, 2011 from $1.3 million for the nine months ended September 30, 2010, reflecting a decrease in the average cost of certificates of deposit to 1.77% for the nine months ended September 30, 2011 compared with 2.26% for the nine months ended September 30, 2010. The decrease in the average cost of certificates of deposits more than offset the increase in their average balances of $3.6 million for the nine months ended September 30, 2011.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $175,000 for the nine months ended September 30, 2011 from $287,000 for the nine months ended September 30, 2010, reflecting a decrease of $868,000 in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.46% from 0.74%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $1.3 million for the nine months ended September 30, 2011 from $1.5 million for the nine months ended September 30, 2010, reflecting a decrease in the average rate paid on such borrowings to 3.60% from 4.25%, which more than offset the increase in the average balance of borrowings of $138,000 for the nine months ended September 30, 2011.

Net Interest Income. Net interest income increased to $6.4 million for the nine months ended September 30, 2011 from $6.0 million for the nine months ended September 30, 2010. The increase reflected an increase in our interest rate spread to 3.80% from 3.67%. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 1.17X for the nine months ended September 30, 2011 from 1.14X for the nine months ended September 30, 2010. Our net interest margin also increased to 4.07% from 3.97%. The increases in our interest rate spread and net interest margin reflected the continued re-pricing of our deposits at lower rates in the decreasing interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $399,000 for the nine months ended September 30, 2011 compared to $221,000 for the nine months ended September 30, 2010. The allowance for loan losses was $1.1 million or 0.67% of total loans at September 30, 2011 compared to $854,000, or 0.48% of total loans at December 31, 2010. The increase in our provision was attributed to the slight increase in historical losses over the previous four quarters ended September 30, 2011 compared to September 30, 2010, an increase in qualitative factor adjustments for one-to-four family residential and consumer loan portfolios, and an increase in our provision as a result of an increase in our valuation allowance for impaired loans of $255,000. We had $5.2 million in troubled debt restructurings at September 30, 2011 compared with $5.4 million at December 31, 2010. Our non-accrual loans decreased slightly to $190,000 at September 30, 2011 from $221,000 at December 31, 2010. Our foreclosed real estate has increased slightly to $2.1 million at September 30, 2011 from $2.0 million at December 31, 2010. We used the same methodology in assessing the allowance for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended September 30, 2011 and 2010.

Noninterest Income. Noninterest income decreased to $590,000 for the nine months ended September 30, 2011 from $737,000 for the nine months ended September 30, 2010. The decrease in noninterest income was due primarily to a decrease in service charges on deposit accounts of $32,000, or 9.47%, and a decrease in the gain on sales of mortgage loans of $80,000, or 32.79%, for the nine months ended September 30, 2011. The decrease in the volume of mortgage loans sold has contributed to declines in gains.

Noninterest Expense. Noninterest expense increased $176,000, or 4.32%, for the nine months ended September 30, 2011 from $4.1 million for the nine months ended September 30, 2010. The increase was primarily attributable to an increase in salaries and employee benefits of $190,000, or 8.78%, offset mostly by a decrease in occupancy and equipment expense of $29,000, or 5.89%, and a decrease in the losses on sales of foreclosed real estate of $22,000, or 7.59%. The increase in salaries and employee benefits was the result of increased compensation expense related to our stock based compensation plans related to stock options and restricted stock awarded during the nine months ended September 30, 2011.

Income Tax Expense. The provision for income taxes was $861,000 for the nine months ended September 30, 2011 and 2010. The effective tax rates increased modestly to 37.05% from 35.49% for the same periods.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At September 30, 2011, we had $47.0 million in advances from the Federal Home Loan Bank of Atlanta and an available borrowing limit of an additional $46.2 million.

Common Stock Dividend Policy. During the quarter ended March 31, 2011, the Company declared a dividend of $0.08 per share, or $125,000 on all outstanding shares, except for 1,007,012 of the 1,382,012 shares of the Company’s common stock held by Cullman Savings Bank, MHC. The OTS granted the Cullman Savings Bank, MHC a waiver on payment of the dividend on that portion of the shares. No future dividend waivers are expected to be granted by the OTS. Dividends of $0.08 per share were declared on July 19, 2011 on all shares outstanding as of that date.

On October 18, 2011, the Board of Directors of the Company declared a dividend of $0.08 per share of the Company’s common stock. The dividend will be payable to the shareholders of record as of October 31, 2011 and will be paid on November 15, 2011.

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

(a) Not applicable.

(b) Not applicable.

(c) The Company did not repurchase any shares of common stock during the three months ended September 30, 2011.

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

Cullman Bancorp, Inc.

Date: November 7, 2011

/s/ John A. Riley III
John A. Riley III
President & Chief Executive Officer

/s/ Michael Duke
Michael Duke
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of John A. Riley III, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Michael Duke, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of John A. Riley III, President and Chief Executive Officer, and Michael Duke, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Cullman Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.