Form 10-K
period 2011-12-31
Cullman Bancorp, Inc.
filed 2012-03-09
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 9, 2012, there were issued and outstanding 2,564,458 shares of the Registrant’s Common Stock, par value $.01 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price on June 30, 2011 was $15.3 million.

Documents incorporated by reference:

Proxy statement for 2011 Annual Meeting of Shareholders of the Registrant (Part III).

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	increased competition among depository and other financial institutions;

•	our ability to improve our asset quality even as we increase our non-residential lending;

•	our success in increasing our commercial real estate and commercial business lending, including agricultural lending;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments and real estate;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•

adverse changes in the local, national and international agricultural markets, including weather, pests and government regulation and support, which impact the value of our farmland and agricultural loans;

•	our ability to successfully implement our plan to increase our non-residential lending without significant decrease in asset quality;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	increases in deposit and premium assessments;

•	legislative or regulatory changes, including increased compliance costs resulting from the recently enacted financial reform legislation, that adversely affect our business and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our reliance on a small executive staff;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	risks and costs related to operating as a publicly traded company;

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers resulting in increased loan losses;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the FHLB of Atlanta.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Cullman Savings Bank, MHC

Cullman Savings Bank, MHC is our federally-chartered mutual holding company parent. As a mutual holding company, Cullman Savings Bank, MHC is a non-stock company. As of December 31, 2011, Cullman Savings Bank, MHC owned 54% of Cullman Bancorp’s common stock. As long as Cullman Savings Bank, MHC exists, it is required to own a majority of the voting stock of Cullman Bancorp and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. Cullman Savings Bank, MHC does not engage in any business activity other than owning a majority of the common stock of Cullman Bancorp.

Cullman Bancorp, Inc.

Cullman Bancorp, Inc. is the federally-chartered mid-tier stock holding company formed by Cullman Savings Bank to be its holding company as part of its mutual holding company reorganization and initial public offering. Cullman Bancorp owns all of Cullman Savings Bank’s capital stock. Cullman Bancorp’s primary business activities, apart from owning the shares of Cullman Savings Bank, currently consist of loaning funds to the Cullman Savings Bank’s Employee Stock Ownership Plan (“ESOP”) and investing in checking and money market accounts at Cullman Savings Bank. For parent only financial statements, see Note 18 of the Notes to Consolidated Financial Statements.

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

The combination of shares sold to the public and contributed to the charitable foundation represents 46% of the common stock of Cullman Bancorp’s outstanding shares. Cullman Savings Bank, MHC owns 54% or 1,387,312 shares.

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

Competition for financial services in our primary market area is significant, particularly in light of the relatively modest population base of Cullman County and the relatively large number of institutions that maintain a presence in the county. Among our competitors are much larger and more diversified institutions, which have greater resources than we maintain. Financial institution competitors in our primary market area include other locally based thrifts and banks, as well as regional, super-regional and money center banks. To meet our competition, we seek to emphasize our community orientation, local and timely decision making and superior customer service. As of June 30, 2011 our market share of deposits represented 10.36% of FDIC-insured deposits in Cullman County, Alabama.

Lending Activities

Historically our principal lending activity is the origination of one-to-four family residential mortgage loans and commercial real estate loans, and, to a lesser extent, multi-family mortgage loans, construction loans, land loans, home equity loans, commercial loans and consumer loans. In recent years we have expanded our commercial real estate loan portfolio in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. We expect commercial real estate lending will continue to be an area of loan growth, and we have focused our efforts in this area on borrowers seeking loans in the $50,000 to $1.0 million range. As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which differentiates us from larger commercial banks that have recently commenced operations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In thousands)

One- to four-family (1)	$78,869	47.61%	$83,721	46.88%	$81,436	46.79%	$80,454	48.34%	$84,925	51.59%
Multi-family	5,184	3.13	4,837	2.71	5,780	3.32	3,722	2.24	3,272	1.99
Commercial real estate	63,336	38.23	63,443	35.53	60,602	34.82	59,655	35.85	56,609	34.39
Construction	1,667	1.01	8,936	5.00	6,235	3.59	3,263	1.97	6,701	4.08

Total real estate loans	149,056	89.98	160,937	90.12	154,053	88.52	147,094	88.39	151,507	92.05
Commercial loans	7,221	4.36	7,371	4.13	7,506	4.31	6,592	3.96	1,414	0.86
Consumer loans:		0.00
Home equity loans and lines of credit	5,286	3.19	6,165	3.45	7,543	4.33	7,321	4.40	5,539	3.37
Other consumer loans	4,097	2.47	4,111	2.30	4,936	2.84	5,411	3.25	6,141	3.73

Total consumer loans	9,383	5.66	10,276	5.75	12,479	7.17	12,732	7.65	11,680	7.10

Total loans	$165,660	100.00%	$178,584	100.00%	$174,038	100.00%	$166,418	100.00%	$164,601	100.00%

Net deferred loan fees	(337)		(413)		(544)		(703)		(874)
Allowance for losses	(1,108)		(854)		(747)		(472)		(430)

Loans, net	$164,215		$177,317		$172,747		$165,243		$163,297

(1)	Excludes loans held for sale

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-four Family Residential	Multi-family and Commercial Real Estate	Construction	Commercial	Home Equity Lines of Credit	Consumer and Other	Total
			(Dollars in thousands)

Amounts due in:
One year or less	$2,923	$8,353	$1,667	$4,341	$813	$2,235	$20,332
More than one to two years	763	6,547	—	1,132	2,245	681	11,368
More than two to three years	1,747	5,308	—	264	1,043	758	9,120
More than three to five years	3,196	11,237	—	1,484	1,185	414	17,516
More than five to ten years	5,070	8,410	—	—	—	9	13,489
More than ten to fifteen years	8,309	14,085	—	—	—	—	22,394
More than fifteen years	56,861	14,580	—	—	—	—	71,441

Total	$78,869	$68,520	$1,667	$7,221	$5,286	$4,097	$165,660

Interest rate terms on amounts due after one year:
Fixed-rate loans	64,159	38,148	—	2,880	63	1,862	107,112
Adjustable-rate loans	11,787	22,019	—	—	4,410	—	38,216

Total	$75,946	$60,167	$—	$2,880	$4,473	$1,862	$145,328

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2011, based on the 15% limitation, our loans-to-one-borrower limit was approximately $5.0 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. At December 31, 2011, our largest commercial real estate loan totaled $3.5 million and was secured by a mortgage on commercial real estate in our primary market area. At December 31, 2011, this loan was performing in accordance with its terms.

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

One- to-Four Family Residential Real Estate Lending. The cornerstone of our lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2011, $78.7 million, or 47.6% of our total loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $108,070 and our largest outstanding residential loan had a principal balance of $2.2 million. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Purchases and Sales of Loans.”

Due to consumer demand in the current low market interest rate environment, many of our recent originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale on a servicing-released basis. At December 31, 2011, we had $13.6 million of fixed-rate residential loans with original contractual maturities of 10 years or less, $9.2 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $44.2 million of fixed-rate residential loans with original contractual maturities in excess of 20 years in our portfolio.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on many of our adjustable-rate loans do not adjust for the first five to ten years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2011, $11.8 million, or 14.9% of our one- to four-family residential loans, had adjustable rates of interest.

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

At December 31, 2011, we had $252,000 of one- to-four family residential mortgage loans that were 60 days or more delinquent.

Commercial Real Estate Lending. In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, farms, retail and mixed-use properties, churches, warehouses and restaurants located in our primary market area. At December 31, 2011, we had $63.3 million in commercial real estate loans, representing 38.2% of our total loan portfolio.

Most of our commercial real estate loans have a five-year balloon term with amortization periods of up to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 85%. At December 31, 2011, our largest commercial real estate loan totaled $3.5 million and was secured by a mortgage on a mixed use commercial building in our primary market area. At December 31, 2011, this loan was performing in accordance with its terms.

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

Set forth below is information regarding our commercial real estate loans:

Type of Loan	Number of Loans	Balance
	(Dollars in thousands)

Office	11	$7,417
Farm	5	1,645
Retail	25	13,578
Mixed Use	25	12,005
Land	85	7,765
Church	10	8,979
Other	23	11,947

	184	$63,336

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

Loans secured by commercial real estate generally are larger than one-to-four family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2011, we had no non-performing commercial real estate loans.

Multi-Family Real Estate Lending. At December 31, 2011, we had $5.2 million in multi-family real estate loans, representing 3.1% of our total loan portfolio. The multi-family real estate loans we originate generally have a maximum term of 20 years and are secured by apartment buildings located within our primary market area. The interest rates on these loans are generally fixed for an initial period of three to five years and then adjust every one to five years based on the relevant OTS Cost of Funds Rate, plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

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

At December 31, 2011, our largest multi-family loan had a balance of $1.3 million and was secured by a real estate mortgage on a 52-unit apartment complex in our primary market area. At December 31, 2011, this loan was performing in accordance with its terms.

Multi-family real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2011, we had no multi-family loans that were 60 days or more delinquent.

Construction Lending. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers for owner-occupied projects. At December 31, 2011, our construction loans totaled $1.7 million, representing 1.0% of our total loan portfolio.

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

At December 31, 2011, our largest outstanding consumer construction loan was $446,250 of which $408,473 was outstanding. This loan was performing according to its terms at December 31, 2011. At December 31, 2011, there were no construction loans that were 60 days or more delinquent.

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

At December 31, 2011, we had $7.2 million of commercial business loans outstanding, representing 4.4% of the total loan portfolio.

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

At December 31, 2011, our largest commercial business loan relationship was an $312,000 loan to a medical company secured by medical equipment and limited personal guarantees by several individuals, including one of our directors. At December 31, 2011, this loan was performing in accordance with its terms. At December 31, 2011, we had $25,000 of commercial business loans that were 60 days or more delinquent.

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

At December 31, 2011, we had $5.3 million or 3.2% of our total loans in home equity loans and outstanding advances under home equity lines and an additional $5.5 million of funds committed, but not advanced, under the home equity lines-of-credit.

Consumer Lending. To date, our consumer lending apart from home equity lines-of-credit has been quite limited. At December 31, 2011, we had $4.1 million of consumer loans outstanding, representing 2.5% of the total loan portfolio. Consumer loans consist of loans secured by deposits, auto loans and miscellaneous other types of installment loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2011, we had $2,000 of consumer loans that were 60 days or more delinquent.

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

We may sell certain of the loans we originate into the secondary market. Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2011, we had $441,000 in loans held for sale. Generally, we have not retained the servicing rights on the mortgage loans sold in the secondary mortgage market.

From time to time, to diversify our risk, we will purchase or sell interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2011, we had $1.1 million in loan participation interests.

We generally do not purchase whole loans from third parties to supplement our loan production.

The following table shows our loan origination and principal repayment activity for loans originated for our portfolio during the periods indicated.

	Years Ended December 31,
	2011	2010
	(Dollars in thousands )
Total loans at beginning of period	$178,584	$174,038

Loans originated:
Real estate loans:
One- to four-family	$4,850	$13,198
Multi-family	—	—
Commercial real estate	3,187	11,158
Construction	2,570	8,421

Total real estate loans	10,607	32,777
Commercial loans	3,023	2,678
Consumer loans:
Home equity loans and lines of credit	806	445
Other consumer loans	2,320	1,989

Total loans originated	16,756	37,889

Deduct:
Principal repayments	(29,680)	(33,343)

Net loan activity	(12,924)	4,546

Total loans at end of period	$165,660	$178,584

The following table shows loan origination and sale activity for one- to-four family residential mortgage loans originated for sale during the periods indicated. No other loans were originated for sale during the periods indicated.

	Years Ended December 31,
	2011	2010
	(Dollars in thousands )
Total mortgage loans at the beginning of the period	$320	$445
Mortgage loans originated for sale	10,536	15,020
Mortgage loans sold	(10,415)	(15,145)

Total mortgage loans at the end of the period	$441	$320

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

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount as of the date indicated:

	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
At December 31, 2011	(Dollars in thousands)
Real estate loans:
One- to four-family	12	$2,157	2	$130	1	$122	15	$2,409
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	1	32	—	—	—	—	1	32
Construction	—	—	—	—	—	—	—	—

Total real estate loans	13	2,189	2	130	1	122	16	2,441
Commercial loans	1	150	1	25	—	—	—	175
Consumer loans:							2
Home equity loans and lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	6	84	1	2	—	—	7	86

Total	20	$2,423	4	$157	1	$122	25	$2,702

	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
At December 31, 2010	(Dollars in thousands)
Real estate loans:
One- to four-family	6	$654	2	$118	2	$61	10	$833
Multi-family	1	613		—	—	—	1	613
Commercial real estate	—	—	1	107	2	156	3	263
Construction	—	—	—	—	—	—	—	—

Total real estate loans	7	1,267	3	225	4	217	14	1,709
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	1	75	1	120	—	4	2	199
Other consumer loans	2	7	2	1	1	—	5	8

Total	10	$1,349	6	$346	5	$221	21	$1,916

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

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

In connection with the filing of our periodic reports with our regulator and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review, our classified or special mention assets at the dates indicated were as follows:

	At December 31,
	2011	2010
	(Dollars in thousands)
Special mention assets	$8,289	$7,942
Substandard assets	7,026	11,263
Doubtful assets	—	—
Loss assets	—	—
Foreclosed real estate	1,541	1,997

Total classified assets	$16,856	$21,202

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

The table below sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$1,572	$61	$—	$—	$391
Multi-family	—	—	—	—	—
Commercial real estate	—	156	—	124	1,070
Construction	—	—	—	—	—

Total real estate loans	1,572	217	—	124	1,461
Commercial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	4	—	—	—

Total nonaccrual loans	$1,572	$221	$—	$124	$1,461

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—	$—	$—	$62
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—

Total real estate loans	—	—	—	—	62
Commercial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	4	—

Total accruing loans past due 90 days or more	—	—	—	4	62

Total of nonaccrual and 90 days or more past due loans	$1,572	$221	$—	$128	$1,523

Foreclosed real estate
One- to four-family	$1,025	$987	$328	$428	$—
Commercial	516	1,010	603	432	151
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	3,113	2,218	931	988	1,674

Troubled debt restructurings	3,033	5,459	—	1,271	173

Troubled debt restructurings and total nonperforming assets	$6,146	$7,677	$931	$2,259	$1,847

Total nonperforming loans to gross loans	0.95%	0.12%	0.00%	0.08%	0.93%
Total nonperforming assets to total assets	1.40%	0.99%	0.43%	0.45%	0.82%
Total nonperforming assets and troubled debt restructurings to total assets	2.76%	3.43%	0.43%	1.04%	0.91%

At December 31, 2011, special mention, substandard and doubtful loans totaled $15.3 million. At December 31, 2011, there were $1.6 million in substandard loans that were non-accrual loans. There were no other loans that are not already disclosed where there is information about known credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the years ended December 31, 2011 and 2010, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original terms was $36,162 and $4,457, respectively.

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

In addition, as an integral part of their examination process, our regulator will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$854	$747	$472	$430	$457
Provision for loan losses	407	506	388	145	—
Charge offs:
Real estate loans:
One- to four-family	(33)	(320)	(57)	(3)	—
Multi-family	—	—	—	—	—
Commercial real estate	(78)	(64)	—	—	(23)
Construction	—	—	—	(1)	—
Commercial	—	(24)	—	(85)	(1)
Home equity line of credit	—	—	(10)	(19)	(9)
Consumer	(52)	(14)	(50)	—	—

Total charge-offs	(163)	(422)	(117)	(108)	(33)

Recoveries:
Real estate loans:
One- to four-family	—	—	—	4	3
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	20	—	—	—
Home equity line of credit	—	—	—	—	—
Consumer	10	3	4	1	3

Total recoveries	10	23	4	5	6

Net (charge-offs) recoveries	(153)	(399)	(113)	(103)	(27)

Allowance at end of period	$1,108	$854	$747	$472	$430

Allowance to nonperforming loans	70.48%	386.43%	N/A	368.75%	28.23%
Allowance to total loans outstanding at the end of the period	0.67%	0.48%	0.43%	0.28%	0.26%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.09)%	(0.23)%	(0.07)%	(0.06)%	(0.02)%

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

	At December 31,
	2011			2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans
				(Dollars in thousands)

Real estate loans:
One- to four-family	$540	$78,869	47.61%	$332	$83,721	46.88%	$204	$81,436	46.79%
Multi-family	10	5,184	3.13	9	4,837	2.71	17	5,780	3.32
Commercial real estate	413	63,336	38.23	356	63,443	35.53	323	60,602	34.82
Construction	2	1,667	1.01	9	8,936	5.00	—	6,235	3.59

Total real estate loans	965	149,056	89.98	706	160,937	90.12	544	154,053	88.53
Commercial loans	18	7,221	4.36	47	7,371	4.13	59	7,506	4.31
Consumer loans:
Home equity loans and lines of credit	52	5,286	3.19	60	6,165	3.45	75	7,543	4.33
Other consumer loans	73	4,097	2.47	41	4,111	2.30	69	4,936	2.84

Total consumer loans
	125	9,383	5.66	101	10,276	5.75	144	12,479	7.17
Unallocated	—	—	—	—	—	—	—	—	—

Total loans	$1,108	$165,660	100.00%	$854	$178,584	100.00%	$747	$174,038	100.00%

	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family	$199	80,454	48.34%	214	$84,925	51.59%
Multi-family	9	3,722	2.24	8	3,272	1.99
Commercial real estate	196	59,655	35.85	142	56,609	34.39
Construction	8	3,263	1.96	18	6,701	4.08

Total real estate loans	412	147,094	88.39	382	151,507	92.05
Commercial loans	17	6,592	3.96	3	1,414	0.86
Consumer loans:
Home equity loans and lines of credit	20	7,321	4.40	12	5,539	3.37
Other consumer loans	13	5,411	3.25	15	6,141	3.73

Total consumer loans	33	12,732	7.65	27	11,680	7.10
Unallocated	10	—	—	18	—	—

Total loans	$472	166,418	100.00%	430	$164,601	100.00%

At December 31, 2011, our allowance for loan losses represented 0.67% of total loans. The allowance for loan losses increased to $1.1 million at December 31, 2011 from $854,000 at December 31, 2011, primarily due to the provision for loan losses of $407,000 less net charge-offs of $153,000.

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

At December 31, 2011, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of December 31, 2011, we held no asset-backed securities other than mortgage-backed securities. Our current policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

At December 31, 2011, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date. However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae. Accounting guidance requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at fair value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of our available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The fair values of our securities are based on published or securities dealers’ market values. At December 31, 2011, all of our securities were classified as available-for-sale.

U.S. Government Sponsored Agencies. At December 31, 2011, our U.S. Government sponsored agencies securities portfolio totaled $20.0 million, all of which was classified as available-for-sale. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2011, our mortgage-backed securities portfolio totaled $2.7 million, all of which was classified as available-for-sale. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cullman Savings Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.

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

All of our mortgage-backed securities are issued by government-sponsored entities, except one, which had a fair value of approximately $631,000 at December 31, 2011. This security, issued by Wells Fargo, is “AAA” rated and is associated with the highest quality tranche of loans in the pool. Loans in this pool are all fully amortizing adjustable-rate mortgages secured by one-to-four family owner-occupied homes. Privately-issued mortgage-backed securities such as the security issued by Wells Fargo are subject to certain credit-related risks normally not associated with mortgage-backed securities that are issued by government-sponsored entities. However, management believes the higher yield available from the privately-issued mortgage-backed security offset the credit-related risk.

Mutual Funds. At December 31, 2011, our mutual fund portfolio totaled $1.5 million, all of which was classified as available-for-sale and all of which was invested in the AMF Ultra Short Mortgage Fund, a fund that invests primarily in mortgage-related securities.

Restricted Equity Securities. We invest in the common stock of the Federal Home Loan Bank of Atlanta, which is carried at cost and classified as restricted equity securities. We periodically evaluate the shares of common stock for impairment.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2011, we had invested $2.5 million in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available for sale:
U.S. Government sponsored agencies	$19,989	19,993	13,997	13,532	9,745	9,710
Mutual fund	1,414	1,484	1,414	1,496	2,126	2,211
Municipal-taxable	5,146	5,473	5,154	5,055	506	484
Residential mortgage-backed, GSE	2,032	2,125	2,959	3,051	4,068	4,194
Residential mortgage-backed, private	623	631	961	983	1,531	1,481

Total	$29,204	29,706	24,485	24,117	17,976	18,080

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2011. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The mutual fund does not have an actual maturity and can be redeemed by the Company at any time.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government sponsored agencies	$—	—%	$—	—%	$9,999	2.70%
Mutual fund	—	—	—	—	—	—
Municipal-taxable	—	—	—	—	504	4.89
Residential mortgage-backed -GSE	—	—	163	3.75	449	5.15
Residential mortgage-backed -private label	—	—	—	—	—	—

Total	$—	—%	$163	3.75%	$10,952	2.90%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government sponsored agencies	$9,991	2.76%	$19,989	2.73%
Mutual fund	1,414	—	1,414	—
Municipal-taxable	4,642	5.53	5,146	5.47
Residential mortgage-backed -GSE	1,420	1.99	2,032	2.83
Residential mortgage-backed -private label	623	4.69	623	4.69

Total	$18,090	3.26%	$29,204	3.13%

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2011			2010			2009
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW and demand deposits	$37,423	27.09%	0.14%	$30,950	22.69%	0.43%	$30,289	24.21%	0.80%
Money market deposits	7,524	5.45	0.24	8,448	6.19	0.72	8,853	7.08	1.59
Regular savings and other deposits	16,620	12.03	0.24	17,099	12.54	0.65	13,296	10.62	1.17

Total transaction accounts	61,567	44.57	0.16	56,497	41.42	0.53	52,438	41.91	1.01

Certificates of deposit	76,580	55.43	1.41	79,902	58.58	1.94	72,681	58.09	3.19

Total deposits	$138,147	100.00%	0.82%	$136,399	100%	1.33%	$125,119	100%	2.28%

The following table sets forth our deposit activities for the years indicated.

	Years Ended December 31,
	2011	2010
	(Dollars in thousands)
Beginning balance	$136,399	$125,119
Net deposits (withdrawals) before interest credited	194	9,223
Interest credited	1,554	2,057

Net increase (decrease) in deposits	1,748	11,280

Ending balance	$138,147	$136,399

As of December 31, 2011, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $41.5 million. The following table sets forth the maturity of these certificates as of December 31, 2011:

At December 31, 2011
(Dollars in thousands)
Three months or less	$6,977
Over three through six months	4,806
Over six through twelve months	13,594
Over twelve months	16,091

Total	$41,468

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010
	(Dollars in thousands)

INTEREST RATE:
Less than 1.00%	$26,640	$14,088
1.00% - 1.99%	43,856	46,348
2.00% - 2.99%	2,855	11,278
3.00% - 3.99%	414	1,929
4.00% - 4.99%	1,064	2,484
5.00% - 5.99%	1,751	3,775

Total	$76,580	$79,902

The following table sets forth the amount and maturities of our time deposits at December 31, 2011.

	Less Than One Year	Over One to Two Years	Over Two to Three Years	Over Three Years	Total	Percentage of Total Certificate of Deposit Accounts
	(Dollars in thousands)

INTEREST RATE:
Less than 2%	$43,943	$18,615	$510	$7,428	70,496	92.06%
2.00% - 2.99%	754	436	910	755	2,855	3.73
3.00% - 3.99%	14	400	—	—	414	0.54
4.00% - 4.99%	697	367	—	—	1,064	1.39
5.00% - 5.99%	1,751	—	—	—	1,751	2.29

Total	$47,159	$19,818	$1,420	$8,183	76,580	100.00%

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

Our borrowings currently consist primarily of advances from the Federal Home Loan Bank of Atlanta. At December 31, 2011, we had access to additional Federal Home Loan Bank advances of up to $51.0 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates and for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance outstanding at end of period:
FHLB advances	$42,000	$47,000	$51,107
Other borrowings	787	816	833
Average balance during the period:
FHLB advances	$46,096	$46,809	$51,464
Other borrowings	802	825	847
Weighted average interest rate at end of period:
FHLB advances	3.48%	3.61%	4.01%
Other borrowings	0.84	0.91	1.23
Weighted average interest rate during the period:
FHLB advances	3.52%	4.25%	4.37%
Other borrowings	0.88	0.93	1.3

Subsidiary and Other Activities

Apart from Cullman Savings Bank, we have no subsidiaries. At December 31, 2011, we had a 99% limited partnership interest in Cullman Village Apartments of $596,000, which was acquired as an investment tax credit. The assets and liabilities of Cullman Village Apartments are consolidated into our financial statements.

Expense and Tax Allocation

Cullman Savings Bank has an agreement with Cullman Bancorp, Inc. and Cullman Savings Bank, MHC to provide them with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Cullman Savings Bank and Cullman Bancorp, Inc. have an agreement for allocating and for reimbursing the payment of their consolidated tax liability. During the year ended December 31, 2011, there were no expenses that were allocated between Cullman Savings Bank and Cullman Bancorp, Inc. and Cullman Savings Bank, MHC.

Personnel

As of December 31, 2011, we had 36 full-time employees and four part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At December 31, 2011, our total federal and Alabama pre-1988 base year tax bad debt reserve was approximately $1.2 million. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

Net Operating Loss Carryovers. A financial institution generally may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, although legislation passed during 2011 allows a limited carry back of five years. At December 31, 2011, Cullman Savings Bank had no net operating loss carry forwards for federal and state income tax purposes.

Corporate Dividends-Received Deduction. Cullman Bancorp, Inc. may exclude from its income 100% of dividends received from Cullman Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and owns more than 20% of the stock of a corporation distributing a dividend and only 70% in the case of dividends received from less-than-20% owned corporations.

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

SUPERVISION AND REGULATION

General

Cullman Savings Bank is examined and supervised by the Office of the Comptroller of the Currency (“OCC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Cullman Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Cullman Savings Bank also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), with respect to reserves to be maintained against deposits and other matters. Cullman Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Cullman Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the OCC, FDIC or Congress, could have a material adverse impact on Cullman Bancorp, Inc. and Cullman Savings Bank, and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision (“OTS”), Cullman Savings Banks former regulator, was eliminated. Responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is the agency that is currently primarily responsible for the regulation and supervision of national banks, on July 21, 2011. The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks on that date. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company and Cullman Savings Bank, MHC was transferred from the OTS to the Federal Reserve Board, which also supervises bank holding companies.

Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, required rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on our operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

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

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations. Under these laws and regulations, Cullman Savings Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of Cullman Savings Bank’s capital assets. Cullman Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Cullman Savings Bank, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Capital Requirements. Federal regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings but excluding accumulated other comprehensive income), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2011, Cullman Savings Bank’s capital exceeded all applicable requirements.

Loans to One Borrower. Generally, a federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, Cullman Savings Bank’s largest lending relationship with a single or related group of borrowers totaled $3.5 million, which represented 10.6% of unimpaired capital and surplus; therefore, Cullman Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law. At December 31, 2011, Cullman Savings Bank maintained approximately 74.5% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application with the OCC for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Federal Reserve Board may disapprove a notice or application if:

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

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings of 10% or greater. At December 31, 2011, this ratio was 21.2%.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Cullman Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. The term “affiliate” for these purposes generally means any company that controls or is under common control with an insured depository institution such as Cullman Savings Bank. Cullman Bancorp, Inc. is an affiliate of Cullman Savings Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices and may not involve low-quality assets. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

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

Cullman Savings Bank is in compliance with Regulation O.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If the OCC does not take action, the FDIC has authority to take action under specified circumstances.

The OCC assumed the OTS’ enforcement authority over federal savings associations as part of the Dodd-Frank Act regulatory restructuring.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee results in certain operating restrictions on the savings bank. Undercapitalized institutions are also subject to operating restrictions such as limitations on capital distributions and growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Cullman Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Cullman Savings Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC. In view of the recent economic crisis, the FDIC temporarily increased the general individual deposit insurance available on deposit accounts from $100,000 to $250,000.

The Dodd-Frank Act made that level of coverage permanent. In addition, pursuant to a provision of the Dodd-Frank Act, certain non-interest-bearing transaction accounts are fully insured regardless of the dollar amount until December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2  1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the FDIC, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The estimated assessments were based on assumptions established by the FDIC, including an assumed 5% annual growth rate and certain assumed assessment rate increases. That pre-payment, which was due on December 30, 2009, was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years. Any unused prepaid assessments would be returned to the institution in June 2013.

On May 22, 2009, the FDIC issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009. That was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Cullman Savings Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of Cullman Savings Bank does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the FICO assessment was equal to 0.68 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Cullman Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Cullman Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2011, Cullman Savings Bank was in compliance with this requirement.

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

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the United States financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related federal regulations require savings banks operating in the United States to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Cullman Savings Bank, MHC and Cullman Bancorp, Inc. are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Cullman Savings Bank, MHC and Cullman Bancorp, Inc. are registered with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over Cullman Savings Bank, MHC and Cullman Bancorp, Inc., and their subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Cullman Savings Bank, MHC and Cullman Bancorp, Inc. are generally not subject to state business organization laws.

The Dodd-Frank Act transferred to the Federal Reserve Board from the OTS the responsibility for regulating and supervising savings and loan holding companies. The transfer was effective July 21, 2011.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Federal Reserve Board regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Cullman Bancorp, Inc. may engage in the following activities:

(i)	investing in the stock of a savings institution;

(ii)	acquiring a mutual savings bank through the merger of such savings institution into a savings institution subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii)	merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

(iv)	investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or savings institutions share their home offices;

(v)	furnishing or performing management services for a savings institution subsidiary of such company;

(vi)	holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;

(vii)	holding or managing properties used or occupied by a savings institution subsidiary of such company;

(viii)	acting as trustee under deeds of trust;

(ix)	any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)	any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Cullman Bancorp, Inc. and Cullman Savings Bank, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate from Tier 1 capital certain instruments that are currently includable for bank holding companies, such as trust preferred securities. There is a five-year transition period from the July 21, 2011 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

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

The Federal Reserve Board has also issued a policy statement regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Cullman Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Waivers of Dividends by Cullman Savings Bank, MHC. When Cullman Bancorp, Inc. pays dividends on its common stock to public shareholders, it is also required to pay dividends to Cullman Savings Bank, MHC, unless Cullman Savings Bank, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, Cullman Savings Bank, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Cullman Bancorp, Inc., and there is no assurance that the Federal Reserve Board will approve future dividend waivers. In addition, any dividends waived by Cullman Savings Bank, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Conversion of Cullman Savings Bank, MHC to Stock Form. Federal regulations permit Cullman Savings Bank, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new holding company would be formed as the successor to Cullman Bancorp, Inc. (the “New Holding Company”), Cullman Savings Bank, MHC’s corporate existence would end, and certain depositors of Cullman Savings Bank would receive the right to subscribe for shares of the New Holding Company. Each share of common stock held by stockholders other than Cullman Savings Bank, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Cullman Bancorp, Inc. immediately prior to the Conversion Transaction. The total number of shares of common stock held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Cullman Bancorp, Inc. held by Minority Stockholders. Any Conversion Transaction also would require the approval of a majority of the eligible votes of members of Cullman Savings Bank, MHC.

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

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

As of December 31, 2011, the net book value of our properties was $9.5 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)

Main Office:
316 Second Avenue SW Cullman, Alabama	Owned	1970	44,000	$6,839
Other Properties:
101 Main Street SW Hanceville, Alabama	Owned	1979	1,524	172
3201 Alabama Highway 157 Cullman, Alabama	Owned	2002	6,000	1,494
Highway 278 West Cullman, Alabama	Owned	2008	Land Only	399
1652 Second Avenue SW Cullman, Alabama	Owned	2010	2,531	592

				$9,496

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the OTC Bulletin Board under the symbol “CULL”. The approximate number of holders of record of Cullman Bancorp, Inc.’s common stock as of December 31, 2011 was 240. Certain shares of Cullman Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Cullman Bancorp, Inc.’s common stock for each quarter for 2011 and 2010. The following information was provided by the OTC Bulletin Board:

Year ended December 31, 2011	High	Low	Cash Dividends Declared
First quarter	$11.00	$10.30	$—
Second quarter	$13.75	$11.00	$0.08
Third quarter	$13.50	$11.50	$0.08
Fourth quarter	$13.50	$11.50	$0.08

Year ended December 31, 2010	High	Low	Cash Dividends Declared
First quarter	$10.35	$10.06	$—
Second quarter	$10.40	$10.00	$—
Third quarter	$10.65	$9.50	$—
Fourth quarter	$10.60	$9.50	$—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. As of December 31, 2011, the Company was paying quarterly cash dividends of $0.08 per share. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The available sources of funds for the payment of a cash dividend in the future are dividends from Cullman Savings Bank.

When Cullman Bancorp, Inc. pays dividends on its common stock to public shareholders, it will also be required to pay dividends to Cullman Savings Bank, MHC, unless Cullman Savings Bank, MHC elects to, and is permitted to, waive the receipt of dividends. The Dodd-Frank Act transferred the authority to review and approve mutual holding dividends waivers from the Office of Thrift Supervision to the Federal Reserve Board. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance that the Federal Reserve Board will approve dividend waiver requests by mutual holding companies such as Cullman Savings Bank, MHC.

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

At December 31, 2011, there were no compensation plans under which equity securities of Cullman Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan.

No shares were repurchased during 2011.

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

	At or For the Year Ended December 31,
	2011	2010	2009
		(In thousands)
Financial Condition Data:
Total assets	$222,951	$223,855	$214,579
Investment securities	29,706	24,117	18,080
Loans receivable, net	164,215	177,317	172,747
Deposits	138,147	136,399	125,119
Federal Home Loan Bank advances	42,000	47,000	51,107
Other borrowings	787	816	833
Total shareholders’ equity	40,393	38,270	36,514
Operating Data:
Interest and dividend income	$11,736	$12,156	$12,140
Interest expense	3,237	4,046	5,339

Net interest income	8,499	8,110	6,801
Provision for loan losses	407	506	388

Net interest income after provision for loan losses	8,092	7,604	6,413
Non-interest income	831	964	(210)
Non-interest expenses	5,847	5,429	5,409

Income before income taxes	3,076	3,139	1,214
Income taxes	1,087	1,087	633

Net income	$1,989	$2,052	$581

Basic earnings per share (1)	$0.80	$0.85	$0.06
Dilutive earnings per share	$0.80	$0.85	$0.06

(1)	Earnings per share for 2009 is based on earnings of Cullman Bancorp, Inc. for the period of October 8 to December 31, 2009.

	At or For the Year Ended December 31,
	2011		2010		2009
Performance Ratios:
Return on average assets	0.88%		0.93%		0.27%
Return on average equity	4.86%		5.51%		2.08%
Interest rate spread (1)	3.78%		3.71%		3.22%
Net interest margin (2)	4.06%		4.00%		3.46%
Noninterest expense to average assets	2.58%		2.47%		2.53%
Efficiency ratio (3)	62.67%		60.08%		46.37%
Average interest-earning assets to average interest-bearing liabilities	1.18	X	1.15	X	1.09	X
Average equity to average assets	18.03%		16.94%		13.12%

Capital Ratios:
Total capital to risk weighted assets	22.25%		21.21%		22.03%
Tier I capital to risk weighted assets	21.75%		20.75%		21.53%
Tier I capital to average tangible assets	14.85%		14.71%		15.02%

Asset Quality Ratios:

Allowance for loan losses as a percent of gross loans	0.67%		0.48%		0.43%
Allowance for loan losses as a percent of nonperforming loans	70.48%		386.43%		N/A	%
Net (charge-offs) recoveries to average outstanding loans during the period	(0.09)%		(0.23)%		(0.07)%
Non-performing loans as a percent of gross loans	0.95%		0.12%		0.00%
Non-performing assets as a percent of total assets	1.40%		0.99%		0.43%
Total non-performing assets and troubled debt as a percentage of total assets	2.76%		3.43%		0.43%
Number of offices	3		3		3

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.

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

The combination of shares sold to the public and contributed to the charitable foundation represents 46% of the common stock of Cullman Bancorp, Inc. outstanding shares. Cullman Savings Bank, MHC owns 54% or 1,387,312 shares.

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

Securities Impairment. Accounting standards require us to perform periodic reviews of individual securities in our investment portfolios to determine whether a decline in the value of a security is other than temporary. We conduct a quarterly review and evaluation of our securities portfolio to make this determination and consider many factors, including the severity and duration of the impairment; our intent and ability to hold the security for a period of time sufficient for a recovery in value; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss. If such decline is deemed other-than-temporary, we would adjust the cost basis on the credit loss portion of the security by writing down the security to estimated fair market value through a charge to current period operations.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

•

Continue to Focus on Residential Lending. We have been and will continue to be primarily a one-to-four family residential mortgage lender for borrowers in our market area. As of December 31, 2011, $78.7 million, or 47.6% of our total loan portfolio consisted of one- to four-family residential mortgage loans. We have developed a secondary mortgage capacity so that we can offer loans, including long-term fixed-rate loans, to our customers that we do not wish to retain in our loan portfolio from an asset/liability management standpoint. We consider the current interest rate environment in making decisions as to whether to hold our originated mortgage loans for investment or to sell the loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

•

Increase Commercial Real Estate Lending. While we will continue to emphasize one- to four-family residential mortgage loans, we also have increased and, subject to market conditions, intend to continue to increase our origination of commercial real estate loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. At December 31, 2011, $63.3 million, or 38.2% of our total loan portfolio consisted of commercial real estate loans.

•

Manage Interest Rate Risk While Maintaining or Enhancing to the Extent Practicable our Net Interest Margin. Subject to market conditions, we have sought to enhance net interest income by emphasizing controls on the cost of funds rather than attempting to maximize asset yields, as loans with high yields often involve greater credit risk or may be repaid during periods of decreasing market interest rates. We try to promote “core deposits” such as passbook and statement savings accounts, money market accounts and regular and commercial checking accounts, which generally are lower-cost sources of funds than certificates of deposit, and which are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2011, 44.6% of our deposits were core deposits. We attempt to attract and retain core deposits by offering competitive products that meet the full-service banking needs of our customers, by emphasizing quality customer service, and through our convenient locations and advertising and promotions programs.

•

Expand Banking Relationships to a Larger Base of Customers. Our banking subsidiary, Cullman Savings Bank was established in 1887 and has been operating continuously in Cullman County since that time. Our share of FDIC-insured deposits in Cullman County as of June 30, 2011 (the latest date for which such information is available) was 10.4%. We will seek to expand our customer base and offer our products and services to the new base of customers, by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•

Maintain Strong Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets and troubled debt restructurings totaled $6.1 million, or 2.8% of total assets at December 31, 2011. Our total nonperforming loans to total loans ratio was 0.95% at December 31, 2011. Total loan delinquencies, greater than 30 days, as of December 31, 2011 were $2.7 million, or 1.6% of total loans

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Our total assets decreased $904,000, or 0.40%, to $222.9 million at December 31, 2011 from $223.9 million at December 31, 2010. The decrease was due to a decrease in loans of $13.1 million, or 7.4%, to $164.2 million at December 31, 2011 from $177.3 million at December 31, 2010. The decrease in total loans was partially offset by increases in cash and cash equivalents of $6.9 million to $9.5 million from $2.5 million and securities available for sales of $5.6 million to $29.7 million from $24.1 million at December 31, 2011 and 2010, respectively. The decrease in loans reflected the decreased demand for one-to-four family and real estate construction loans. Our portfolio of one-to-four family loans decreased $4.8 million to $78.9 million at December 31, 2011 from $83.7 million at December 31, 2010. Real estate construction loans decreased $7.3 million to $1.7 million from $8.9 million. Total real estate loans decreased $11.9 million to $149.1 at December 31, 2011 from $160.9 at December 31, 2010. Proceeds from loan repayments were used to fund purchases of securities available for sale and investment in federal funds sold.

Deposits increased to $138.1 million at December 31, 2011 from $136.4 million at December 31, 2010. The increase in deposits reflected a $6.5 million increase in NOW and demand accounts. This increase was offset partially by a decrease in certificates of deposit of $3.3 million to $76.6 million at December 31, 2011 from $79.9 million at December 31, 2010.

Federal Home Loan Bank of Atlanta advances decreased to $42.0 million at December 31, 2011 from $47.0 million at December 31, 2010. Our increase in deposits helped to offset the planned decrease in Federal Home Loan Bank advances.

Total equity increased to $40.4 million at December 31, 2011 from $38.3 million at December 31, 2010. The increase largely reflected net income of $2.0 million and an increase in accumulated other comprehensive income of $549,000, partially offset by dividends of $534,000.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

General. Net income decreased to $2.0 million for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010. The decrease reflected lower noninterest income and higher noninterest expenses. Noninterest income decreased by $134,000, or 13.9%, and noninterest expense increased by $399,000, or 7.4%, for the year ended December 31, 2011.

Interest Income. Interest income decreased $420,000, or 3.5%, to $11.7 million for the year ended December 31, 2011 from $12.1 million for the year ended December 31, 2010. The decrease reflected a decrease in the yields on interest earning assets to 5.6% during the year ended December 31, 2011 from 6.0% for the year ended December 31, 2010, which more than offset the modest increase in the average balances of interest earning assets of $6.8 million to $209.3 million from $202.5 million for the same periods ended.

Interest income on loans decreased $431,000 or 3.8%, to $10.8 million for the year ended December 31, 2011 from $11.2 million for the year ended December 31, 2010, reflecting a decrease in the average yield on loans to 6.2% from 6.4% and a decrease in the average balances of loans to $173.6 million from $174.5 million for the same periods ended. Interest income on investment securities decreased to $905,000 for the year ended December 31, 2011 from $911,000 for the year ended December 31, 2010, reflecting a decrease in the average yield of such securities to 3.6% in 2011 from 4.4% in 2010, which more than offset the increase in their average balances to $24.8 million from $20.8 million for the same periods ended.

Interest Expense. Interest expense decreased $809,000, or 20.2%, to $3.2 million for the year ended December 31, 2011 from $4.0 million for the year ended December 31, 2010. The decrease reflected a decrease in the yields on interest-bearing deposits to 1.20% for the year ended December 31, 2011 from 1.6% for the year ended December 31, 2010 and a decrease in the yield on Federal Home Loan Bank advances and other borrowings to 3.6% from 4.2% for the same periods ended. The decrease in the yields on interest-bearing deposits more than offset the increase in the average balances of deposits of $2.1 million to $130.9 million for the year ended December 31, 2011 from $128.8 million for the year ended December 31, 2010.

Interest expense on certificates of deposit decreased to $1.4 million for the year ended December 31, 2011 from $1.7 million for the year ended December 31, 2010. The decrease was due to a decrease in the yield on certificates of deposit to

1.7% from 2.2%, which more than offset the increase in their average balances of $2.4 million. Interest expense on money market deposits and NOW and demand deposits decreased to $203,000 for the year ended December 31, 2011 from $370,000 for the year ended December 31, 2010, due to both a decrease in the average yields on such deposits to 0.40% for the year ended December 31, 2011 from 0.72% for the year ended December 31, 2010 and a decrease in the average balances of such deposits of $282,000 to $51.3 million from $51.7 million for the same periods ended.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank of Atlanta, decreased $312,000, or 15.7% to $1.7 million for the year ended December 31, 2011 from $2.0 million for the year ended December 31, 2010. The decrease reflected a decrease in the average balance of such borrowings of $1.5 million to $46.1 million for the year ended December 31, 2011 coupled with a lower average rate paid on such borrowings of 3.6% for the year ended December 31, 2011 compared to 4.2% for the year ended December 31, 2010.

Net Interest Income. Net interest income increased to $8.5 million for the year ended December 31, 2011 from $8.1 million for the year ended December 31, 2010. The increase resulted from an increase in our interest rate spread to 3.8% from 3.7% and an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 1.18X from 1.15X. Our net interest margin increased to 4.1% from 4.0%. The increases in our interest rate spread and net interest margin reflected a lower interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased by $99,000 to $407,000 for the year ended December 31, 2011 from $506,000 for the year ended December 31, 2010. Net charge offs were $153,000 for the year ended December 31, 2011 compared to $399,000 for the year ended December 31, 2010. The allowance for loan losses was $1.1 million, or 0.67% of total loans at December 31, 2011 compared to $854,000, or 0.48%, of total loans at December 31, 2010. Nonperforming loans at December 31, 2011 were $1.6 million compared to $221,000 at December 31, 2010. Our foreclosed real estate was $1.5 million at December 31, 2011 compared to $2.0 million at December 31, 2010. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2011 and 2010.

Noninterest Income. Noninterest income decreased to $831,000 for the year ended December 31, 2011 from $964,000 for the year ended December 31, 2010. The decrease in noninterest income was primarily attributable to the decrease in service charges on deposit accounts of $36,000, the decrease in the net gain on sales of mortgage loans of $80,000, and the decrease in the net gain on the sale of securities of $38,000 to $409,000, $241,000, and $0, respectively for the year ended December 31, 2011. The decrease in the gain on sale of mortgage loans is reflective of lower volume in originations of these types of loans due to lower demand.

Noninterest Expense. Noninterest expense increased by $399,000 for the year ended December 31, 2011 to $5.8 million for the year ended December 31, 2011 from $5.4 million for the year ended December 31, 2010. The increase is largely reflective of the increase in salaries and other employee benefits of $290,000 and net losses on foreclosed real estate of $126,000. The increase in salaries and employee benefits reflected the increase in our stock based compensation expenses related to our ESOP and restricted stock programs. The total of these stock based compensation programs was $198,000 for the year ended December 31, 2011 from $49,000 for the year ended December 31, 2010. These increases were offset partially by a decrease in occupancy and equipment expense of $69,000 to $623,000 for the year ended December 31, 2011 and a decrease in the FDIC deposit insurance premium of $27,000 to $127,000 for the year ended December 31, 2011.

Income Tax Expense. The provision for income taxes remained the same at $1.1 million for both years ended December 31, 2011 and 2010. Our effective tax rate was 35.3% for the year ended December 31, 2011 compared to 34.6% for the year ended December 31, 2010.

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

	For The Year Ended December 31,
	2011				2010				2009
	Average Balance		Interest and Dividends	Yield Cost	Average Balance		Interest and Dividends	Yield Cost	Average Balance		Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$173,655		$10,799	6.22%	$174,881		$11,230	6.42%	$169,540		$11,080	6.54%
Securities available for sale	24,790		905	3.65	20,762		911	4.39	21,172		1,046	4.94
Other interest-earning assets	10,873		32	0.29	6,895		15	0.22	6,017		14	0.23

Total interest-earning assets	209,318		11,736	5.61	202,538		12,156	6.00	196,729		12,140	6.17
Noninterest earning assets	17,492				17,335				16,496

Total average assets	$226,810				$219,873				$213,225

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$26,228		98	0.37	$25,651		158	0.62	$30,601		278	0.91
Regular savings and other deposits	17,171		69	0.40	15,763		119	0.75	12,356		148	1.20
Money market deposits	7,990		36	0.45	10,257		93	0.91	9,060		150	1.66
Certificates of deposit	79,541		1,351	1.70	77,108		1,688	2.19	76,926		2,512	3.27

Total interest-bearing deposits	130,930		1,554	1.19	128,779		2,058	1.60	128,943		3,088	2.39
FHLB advances and other borrowings	46,096		1,683	3.65	47,634		1,988	4.17	52,311		2,251	4.30

Total interest-bearing liabilities	177,026		3,237	1.83	176,413		4,046	2.29	181,254		5,339	2.95
Noninterest-bearing demand deposits	7,349				4,227				2,756
Other noninterest-bearing liabilities	1,548				1,986				1,235

Total liabilities	185,923				182,626				185,245
Equity	40,888				37,247				27,980

Total liabilities and equity	$226,810				$219,873				$213,225

Net interest income			$8,499				$8,110				$6,801

Interest rate spread				3.78%				3.71%				3.22%
Net interest margin				4.06%				4.00%				3.46%
Average interest-earning assets to average interest-bearing liabilities	1.18	X			1.15	X			1.09	X

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars In thousands)			(Dollars In thousands)
Interest-earning assets
Loans receivable	$(79)	$(352)	$(431)	$345	$(195)	$150
Investment securities	177	(183)	(6)	(20)	(115)	(135)
Other interest-earning assets	9	8	17	(5)	6	1

Total interest earning	107	(527)	(420)	320	(304)	16

Interest-bearing liabilities
NOW and demand deposits	4	(64)	(60)	(40)	(80)	(121)
Regular savings and other deposits	11	(61)	(50)	35	(64)	(29)
Money market deposits	(21)	(36)	(57)	18	(75)	(57)
Certificates of deposit	53	(390)	(337)	6	(830)	(824)
FHLB advances and other borrowings	(64)	(241)	(305)	(199)	(64)	(262)

Total interest-bearing liabilities	(17)	(792)	(809)	(180)	(1,113)	(1,293)

Increase in net interest income	$124	$265	$389	$500	$809	$1,309

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

Our cash flows are comprised of three primary classifications: (i) cash flows provided by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $3.2 million for the year ended December 31, 2011 and $3.3 million for the year ended December 31, 2010. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturities and sales of securities. Net cash flows from investing activities were $7.6 million for year ended December 31, 2011 and net cash flows used in investing activities were $13.2 million for the year ended December 31, 2010. Net cash provided by financing activities consisted primarily of activity in deposits and borrowings. Net cash flows used in financing activities were $3.8 million for the year ended December 31, 2011 compared to net cash flows from financing activities were $7.2 million for the year ended December 31, 2010. The changes in net cash flows provided by financing activities over the periods were primarily related to the net change in deposits, net proceeds from the issuance of capital stock, and repayment of Federal Home Loan Bank advances.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2011 and 2010, cash and short-term investments totaled $9.5 million and $2.5 million, respectively. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Atlanta advances and other borrowings as sources of funds.

At December 31, 2011 and 2010, we had outstanding commitments to originate loans of $936,000 and $975,000, respectively, and unfunded commitments under lines of credit and standby letters of credit of $8.5 million and $8.6 million, respectively. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from December 31, 2011 totaled $47.2 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At December 31, 2011, we had $42.0 million in advances from the Federal Home Loan Bank of Atlanta and an available borrowing limit up to $51.0 million.

We are subject to various regulatory capital requirements. At December 31, 2011, we were in compliance with all applicable capital requirements. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 11 of the Notes to our Consolidated Financial Statements.

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

For fiscal years ended December 31, 2011 and 2010, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

New Accounting Standards

ASU 2011-02, Receivables ( Topic 310 ): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for us July 1, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, the Company may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has complied with this update and the changes are reflected in our financial statements. The effect of adopting this standard did not have a material affect on the Company’s operating results or financial condition.

Newly Issued Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is currently in the process of evaluating the impact this ASU may have on the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

CULLMAN BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Cullman Bancorp, Inc.

Cullman, Alabama

We have audited the accompanying consolidated balance sheets of Cullman Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cullman Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Brentwood, Tennessee

March 9, 2012

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

	2011	2010
ASSETS
Cash and cash equivalents	$1,997	$2,368
Federal funds sold	7,479	174

Cash and cash equivalents	9,476	2,542
Securities available for sale	29,706	24,117
Loans, net of allowance of $1,108 and $854, respectively	164,215	177,317
Loans held for sale	441	320
Premises and equipment, net	10,870	10,612
Foreclosed real estate	1,541	1,997
Accrued interest receivable	1,056	1,157
Restricted equity securities	2,410	2,595
Bank owned life insurance	2,455	2,349
Other assets	781	849

Total assets	$222,951	$223,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$9,906	$6,188
Interest bearing	128,241	130,211

Total deposits	138,147	136,399

Federal Home Loan Bank advances	42,000	47,000
Long-term debt	787	816
Accrued interest payable and other liabilities	1,624	1,370

Total liabilities	182,558	185,585

Commitments and contingencies (Note 12)

Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,561,996 and 2,512,750 shares outstanding at December 31, 2011 and December 31, 2010	26	25
Additional paid-in capital	10,461	10,330
Retained earnings	30,589	29,134
Accumulated other comprehensive income (loss)	317	(232)
Unearned ESOP shares, at cost	(821)	(887)
Amount reclassified on ESOP shares	(179)	(100)

Total shareholders’ equity	40,393	38,270

Total liabilities and shareholders’ equity	$222,951	$223,855

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

	2011	2010
Interest and dividend income:
Loans, including fees	$10,799	$11,230
Securities, taxable	905	911
Federal funds sold and other	32	15

Total interest income	11,736	12,156

Interest expense:
Deposits	1,554	2,058
Federal Home Loan Bank advances and other borrowings	1,683	1,988

Total interest expense	3,237	4,046

Net interest income	8,499	8,110

Provision for loan losses	407	506

Net interest income after provision for loan losses	8,092	7,604

Noninterest income:
Service charges on deposit accounts	409	445
Income on bank owned life insurance	106	108
Gain on sales of mortgage loans	241	321
Net gain (loss) on sales of securities	—	38
Other	75	52

Total noninterest income	831	964

Noninterest expense:
Salaries and employee benefits	3,275	2,985
Occupancy and equipment	623	692
Data processing	504	507
Professional and supervisory fees	389	367
Office expense	134	119
Advertising	74	75
Charitable contributions	20	—
FDIC deposit insurance	127	154
Net losses on foreclosed real estate	393	267
Other	308	263

Total noninterest expense	5,847	5,429

Income before income taxes	3,076	3,139

Income tax expense	1,087	1,087

Net income	$1,989	$2,052

Other comprehensive income, net of tax
Unrealized (loss) gain on securities available for sale, net of tax	549	(272)
Reclassification adjustment for gains realized in income, net of tax	—	(24)

Other comprehensive ( loss) income	549	(296)

Comprehensive income	$2,538	$1,756

Earnings per share: (Note 17)
Basic	$0.80	$0.85
Dilutive	$0.80	$0.85

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Amount Reclassified ESOP Shares	Total

Balance at January 1, 2010	$25	$10,330	$27,082	$64	$(936)	$(51)	$36,514

Net income			2,052				2,052
Net change in accumulated other comprehensive income				(296)			(296)
ESOP shares earned					49		49
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(49)	(49)

Balance at December 31, 2010	25	$10,330	$29,134	$(232)	$(887)	$(100)	$38,270

Net income			1,989				1,989
Net change in accumulated other comprehensive income			—	549			549
ESOP shares earned		14			66		80
Stock based compensation expense		118					118
Dividends (1)			(534)				(534)
Issuance of 49,249 shares of restricted stock	1	(1)					—
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(79)	(79)

Balance at December 31, 2011	$26	$10,461	$30,589	$317	$(821)	$(179)	$40,393

(1)	Cash dividends were declared during the first, third and fourth quarters of 2011 of $0.08, $0.08, and $0.08 per share, respectively, on all shares outstanding as of the date of declaration. The Office of Thrift Supervision granted a dividend payment waiver to Cullman Savinsgs Bank, MHC for the March 15, 2011 dividend declaration for all, but 375,000 shares, of the Company’s stock held by Cullman Savings Bank. No future dividend waivers are expected to be granted by the Federal Reserve Bank, the regulatory body now responsible for mutual holding companies.

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

	2011	2010
Cash Flows From Operating Activities
Net income	$1,989	$2,052
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	407	506
Depreciation and amortization, net	257	177
Deferred income tax expense (benefit)	(259)	(26)
Net (gain) loss on sale of securities	—	(38)
Losses from sales and impairment of foreclosed real estate	393	267
Income on bank owned life insurance	(106)	(108)
Gain on sale of mortgage loans	(241)	(321)
Mortgage loans originated for sale	(10,536)	(15,020)
Mortgage loans sold	10,656	15,466
ESOP compensation expense	80	49
Stock based compensation expense	118	—
Net change in operating assets and liabilities
Accrued interest receivable	101	(130)
Accrued interest payable	(24)	(50)
Other	204	557

Net cash from operating activities	3,039	3,381

Cash Flows From Investing Activities
Purchases of premises and equipment	(629)	(674)
Purchases of securities	(16,990)	(24,398)
Proceeds from maturities, paydowns and calls of securities	12,267	17,186
Proceeds from sale of securities	—	750
Proceeds from sales of foreclosed real estate	459	240
Redemptions of restricted equity securities	185	116
Loan originations and payments, net	12,418	(6,447)

Net cash from (used in) investing activities	7,710	(13,227)

Cash Flows from Financing Activities
Net change in deposits	1,748	11,280
Proceeds from Federal Home Loan Bank advances	—	6,000
Repayment of Federal Home Loan Bank advances	(5,000)	(10,107)
Repayment of long-term debt	(29)	(17)
Cash payment of dividends	(534)	—

Net cash from (used in) financing activities	(3,815)	7,156

Change in cash and cash equivalents	6,934	(2,690)

Cash and cash equivalents, beginning of year	2,542	5,232

Cash and cash equivalents, end of period	$9,476	$2,542

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements of Cullman Bancorp, Inc. (“the Bancorp”) include the accounts of its wholly owned subsidiary, Cullman Savings Bank (“the Bank”) and its 99% ownership of Cullman Village Apartments, (together referred to as “the Company”). Intercompany transactions and balances are eliminated in the consolidation. The Company is majority owned (54%) by Cullman Savings Bank, MHC. These financial statements do not include the transactions and balances of Cullman Savings Bank, MHC.

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

The combination of shares sold to the public and contributed to the charitable foundation represents 46% of the common stock of Cullman Bancorp, Inc. outstanding shares. Cullman Savings Bank, MHC owns 54% or 1,387,312 shares.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 4 quarters. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Commercial real estate: Commercial real estate loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property, which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which primarily include office buildings, farms, retail and mixed-use properties, churches, warehouses and restaurants located within the Company’s market area. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows.

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

Multi-family: Multi-family real estate loans generally have a maximum term of 20 years and are secured by apartment buildings in the Company’s market area. The interest rates on these loans are generally fixed for an initial period of three to five years and then adjust every one to five years. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company’s underwriting analysis includes considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. The fair values of these derivatives have not been recognized at 2011 and 2010 because they are not significant.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Foreclosed Real Estate: Real estate acquired through loan foreclosure is recorded at fair value less cost to sell at the date of foreclosure. Subsequently, these assets are accounted for at the lower of cost or fair value less costs to sell. Valuations are periodically performed and any reductions in fair value result in a write down of the carrying value and a charge to the income statement. Revenues and expenses from operations are recognized in the income statement as earned or incurred.

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

Investment Tax Credit: During 1996, the Company invested $1,146 for a 99% interest as a limited partner in a 40-unit affordable housing project, Cullman Village Apartments. The Company is allocated tax credits and tax deductions for its investment in the project. The tax credits were for the first 10 years of the life of the project. However, the Company continues to receive tax benefits for the losses incurred in this project. The portion of losses for 2011 and 2010 were ($24) and $(33), respectively. The Company has determined that Cullman Village Apartments is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE’s activities and therefore consolidates the activities of the VIE into its financial statements. The total consolidated net assets of the VIE At December 31, 2011 and 2010 were approximately $596 and $612, respectively. Because of the immateriality of the balances, additional required disclosures have been omitted.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit at December 31, 2011 and 2010 were not significant and have not been recorded.

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

Earnings Per Common Share: Basic earnings per common share is earnings allocated to common stock divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Basic EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted EPS is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Bancorp or by the Bancorp to shareholders.

New Accounting Standards: ASU 2011-02, Receivables ( Topic 310 ): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective for us July 1, 2011. Early adoption is permitted.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, the Company may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has complied with this update and the changes are reflected in our financial statements. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

Newly Issued Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is currently in the process of evaluating the impact that this ASU may have on the consolidated financial statements.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2011 and 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2011
U.S. Government sponsered agencies	$19,989	$29	$(25)	$19,993
Municipal - taxable	5,146	327	—	5,473
Residential mortgage-backed, GSE	2,032	93	—	2,125
Residential mortgage-backed, private label	623	8	—	631
Ultra Short mortgage mutual fund	1,414	70	—	1,484

Total	$29,204	$527	$(25)	$29,706

2010
U.S. Government sponsered agencies	$13,997	$13	$(478)	$13,532
Municipal - taxable	5,154	23	(122)	5,055
Residential mortgage-backed, GSE	2,959	92	—	3,051
Residential mortgage-backed, private label	961	22	—	983
Ultra Short mortgage mutual fund	1,414	82	—	1,496

Total	$24,485	$232	$(600)	$24,117

The Company’s mortgage-backed securities are primarily issued by government sponsored enterprises (“GSEs”) and agencies such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE. At December 31, 2011 and 2010, the Company had only one private label mortgage-backed security.

Sales of available for sale during the years ended December 31, 2011 and 2010 securities were as follows:

	2011	2010

Proceeds	$—	$750
Gross gains	—	38
Gross losses	—	—
Tax benefits (provision)	—	(15)

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—	$—	$—
Due from five to ten years	10,502	10,555	4,004	3,885
Due after ten years	14,633	14,911	15,147	14,702
Mutual fund	1,414	1,484	1,414	1,496
Residential mortgage-backed	2,655	2,756	3,920	4,034

Total	$29,204	$29,706	$24,485	$24,117

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of December 31, 2011 and 2010 were $6,786 and $6,320, respectively. At December 31, 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2011
U.S. Government sponsered agencies	$7,970	$(25)	$—	$—	$7,970	$(25)

Total temporarily impaired	$7,970	$(25)	—	—	$7,970	$(25)

2010
U.S. Government sponsered agencies	$10,519	$(478)	$—	$—	$10,519	$(478)
Municipal - taxable	3,589	(122)	—	—	3,589	(122)

Total temporarily impaired	$14,108	$(600)	$—	$—	$14,108	$(600)

There were seven US Government sponsored agency securities with unrealized losses at December 31, 2011. None of the unrealized losses for these securities have been recognized into net income for the year ended December 31, 2011 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at December 31, 2011 and 2010 were as follows:

	2011	2010
Real estate loans:
One- to four-family	$78,869	$83,721
Multi-family	5,184	4,837
Commercial real estate	63,336	63,443
Construction	1,667	8,936

Total real estate loans	149,056	160,937
Commercial loans	7,221	7,371
Consumer loans:
Home equity loans and lines of credit	5,286	6,165
Other consumer loans	4,097	4,111

Total loans	165,660	178,584
Net deferred loan fees	(337)	(413)
Allowance for loan losses	(1,108)	(854)

Loans, net	$164,215	$177,317

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2011 and 2010. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real estate
December 31, 2011	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$332	$9	$356	$9	$47	$101	$854
Charge-offs	(33)	—	(78)	—	—	(52)	(163)
Recoveries	—	—	—	—	—	10	10
Provisions	241	1	135	(7)	(29)	66	407

Ending balance	$540	$10	$413	$2	$18	$125	$1,108

Ending allowance attributed to loans:
Individually evaluated for impairment	240	—	110	—	—	—	$350
Collectively evaluted for impairment	300	10	303	2	18	125	758

Total ending allowance balance:	$540	$10	$413	$2	$18	$125	$1,108

Loans:
Loans individually evaluated for impairment:	$2,582	$1,910	$1,712	$—	$99	$122	$6,425
Loans collectively evaluated for impairment:	76,287	3,274	61,624	1,667	7,122	9,261	159,235

Total ending loans balance	$78,869	$5,184	$63,336	$1,667	$7,221	$9,383	$165,660

December 31, 2010	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$—	$—	$95	$—	$25	$—	$120
Collectively evaluted for impairment	332	9	261	9	22	101	734

Total ending allowance balance:	$332	$9	$356	$9	$47	$101	$854

Loans:
Loans individually evaluated for impairment:	$2,713	$1,993	$3,724	$—	$112	$165	$8,707
Loans collectively evaluated for impairment:	81,008	2,844	59,719	8,936	7,259	10,111	169,877

Total ending loans balance	$83,721	$4,837	$63,443	$8,936	$7,371	$10,276	$178,584

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2010:

2010
Beginning balance	$747
Charge-offs	(422)
Recoveries	23
Provisions	506

Ending balance	$854

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by portfolio class at December 31, 2011 and 2010:

	December 31, 2011					December 31, 2010
	Unpaid principal balance	Recorded investment	Related allowance	Average Recorded Investment	Interest Income Recognized	Unpaid principal balance	Recorded investment	Related allowance
With no recorded allowance:
Real estate loans:
One- to four-family	$1,367	$1,367	$—	$1,255	$88	$2,714	$2,714	$—
Multi-family	1,910	1,910	—	1,939	138	1,993	1,993	—
Commercial	1,515	1,515	—	3,030	167	3,445	3,445	—
Contraction	—	—	—	—	—	—	—	—

Total real estate loans	4,792	4,792	—	6,224	393	8,152	8,152	—
Commercial	99	99	—	52	1	61	61	—
Consumer:
Home equity loans and lines of credit	122	122	—	131	3	165	165	—
Other consumer loans	—	—	—	—	—	—	—	—

Total	$5,013	$5,013	$—	$6,407	$397	$8,378	$8,378	$—

With recorded allowance:
Real estate loans:
One- to four-family	$1,215	$1,215	$240	$1,120	$34	$—	$—	$—
Multi-family	—	—	—	—	—	—	—	—
Commercial	197	197	110	179	—	280	280	95
Contraction	—	—	—	—	—	—	—	—

Total real estate loans	1,412	1,412	350	1,299	34	280	280	95
Commercial	—	—	—	40	—	49	49	25
Consumer:
Home equity loans and lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—

Total	$1,412	$1,412	$350	$1,338	$34	$329	$329	$120

The recorded investment amounts do not include accrued and unpaid interest or any deferred loan fees or costs due to immateriality. Interest income recognized during the impairment period in December 31, 2011 and 2010 was $431 and $197, respectively. The difference between interest income recognized and cash basis interest income recognized was not material. The average recorded investment of individually impaired loans during the year ended December 31, 2010 was $3,783.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans at December 31, 2011and 2010 by portfolio class of loans:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One- to four-family	$2,157	$130	$122	$2,409	$76,460	$78,869	$—
Multi-family	—	—	—	—	5,184	5,184	—
Commercial	32	—	—	32	63,304	63,336	—
Construction	—	—	—	—	1,667	1,667	—

Total real estate loans	2,189	130	122	2,441	146,615	149,056	—
Commercial loans	150	25	—	175	7,046	7,221	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	5,286	5,286	—
Other consumer loans	84	2	—	86	4,011	4,097	—

Total	$2,423	$157	$122	$2,702	$162,958	$165,660	$—

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One- to four-family	$654	$118	$61	$833	$82,888	$83,721	$—
Multi-family	613		—	613	4,224	4,837	—
Commercial		107	156	263	63,180	63,443	—
Construction	—	—	—	—	8,936	8,936	—

Total real estate loans	1,267	225	217	1,709	159,228	160,937	—
Commercial loans	—	—	—	—	7,371	7,371	—
Consumer loans:
Home equity loans and lines of credit	75	120	4	199	5,966	6,165
Other consumer loans	7	1	—	8	4,103	4,111	—

Total	$1,349	$346	$221	$1,916	$176,668	$178,584	$—

Nonaccrual loans at December 31, 2011 and 2010 were $1,572 and $221, respectively. These loans are disclosed in one-to-four family class above at December 31, 2011. These loans are disclosed by portfolio class above in the “90 days or more past due” column at December 31, 2010. Additional required disclosure by class was deemed immaterial to the financial statements. Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings at December 31, 2011 and 2010 were $3,033 and $5,459, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings at December 31, 2011 and 2010 was $260 and $35, respectively. The Company has committed to no additional amounts at December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loans; an extensions of the maturity date at a stated rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risks.

The following table presents loans by class modified as troubled debt restructurings that occurred during year ended December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate loans:
One- to four-family	2	$193	$193
Multi-family	—	—	—
Commercial real estate	1	73	73
Construction	—	—	—

Total real estate loans	3	266	266
Commercial loans	1	50	50
Consumer loans	—	—	—

Total	4	$316	$316

The troubled debt restructurings described above did not have a material effect on the allowance for loan losses and there were no charge offs during the year ended December 31, 2011.

There were two residential real estate loans with a recorded investment of $709 that were modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2011. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted as described above did not increase the allowance for loans losses but resulted in charge offs of $31 during year ended December 31, 2011.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

At December 31, 2011 and 2010, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

	Real estate
	One-to-four Family		Multi-family		Commercial		Construction
	2011	2010	2011	2010	2011	2010	2011	2010

Pass	$74,761	$78,909	$3,274	$2,844	$54,291	$51,184	$1,667	$8,936
Special mention	1,041	955	—	—	7,223	6,987	—	—
Substandard	3,067	3,857	1,910	1,993	1,822	5,272	—	—
Doubtful	—	—	—	—	—	—	—	—

Total	$78,869	$83,721	$5,184	$4,837	$63,336	$63,443	$1,667	$8,936

	Commercial		Home Equity Loans and Lines of Credit		Other Consumer Loans		Totals
	2011	2010	2011	2010	2011	2010	2011	2010

Pass	$7,122	$7,234	$5,164	$6,165	$4,066	$4,107	$150,345	$159,379
Special mention	—	—	—	—	25	—	8,289	7,942
Substandard	99	137	122	—	6	4	7,026	11,263
Doubtful	—	—	—	—	—	—	—	—

Total	$7,221	$7,371	$5,286	$6,165	$4,097	$4,111	$165,660	$178,584

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2011 and 2010 were as follows:

	2011	2010

Land	$1,820	$1,820
Construction in progress	—	42
Buildings and improvements	13,857	13,345
Furniture, fixtures and equipment	1,999	1,840

	17,676	17,047
Less: Accumulated depreciation	(6,806)	(6,435)

	$10,870	$10,612

Depreciation expense for the years ended December 31, 2011 and 2010 was $371 and $386, respectively.

NOTE 5 – DEPOSITS

Time deposits of $100 or more at December 31, 2011 and 2010 were $41,468 and $42,516, respectively. Scheduled maturities of time deposits at December 31, 2011 for the next five years were as follows:

2011

2012	47,159
2013	19,818
2014	1,420
2015	7,501
2016	682

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2011 and 2010, there were $42,000 and $47,000 in Federal Home Loan Bank advances, respectively. Interest rates on these advances ranged from 1.56 % to 5.03% during the periods ended December 31, 2011 and 2010, respectively. Maturity dates ranged from October 2013 to October 2025. The average rate on advances was 3.48% and 3.61% at December 31, 2011 and 2010, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $90,050 and $97,834 of first mortgage loans under a blanket lien arrangement at December 31, 2011 and 2010, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $50,990 at year-end 2011.

The FHLB advances at December 31, 2011 mature over the next five years as follows:

2011

2012	$—
2013	5,000
2014	—
2015	7,000
2016	5,000

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

Of the $42,000 outstanding FHLB advances at December 31, 2011, there are $25,000 in convertible rate advances that will convert to variable rate advances with interest rates based upon LIBOR. At the conversion date, the Company has the option to renew these advances or repay the balances without penalty.

Information related to the Company’s convertible rate advances at December 31, 2011 is described in the following table:

Maturity Date	Next Option Date	Current Interest Rate	Balance

7/31/2017	1/31/2012	4.08%	$5,000
1/22/2018	1/22/2013	3.41%	5,000
5/14/2018	5/14/2013	3.64%	5,000
7/31/2018	1/31/2012	2.68%	5,000
10/15/2025	10/15/2015	1.56%	5,000

			$25,000

NOTE 7 – LONG-TERM DEBT

At December 31, 2011 and 2010, long-term debt secured by premises was as follows:

	2011	2010

Payable in monthly installments of $2 including interest at prime minus 0.25% (3% at year end) through 2016	$108	$137
Payable at maturity in 2016, including interest at 0.5% per year	679	679

Total	$787	$816

Required payments at December 31, 2011 over the next five years are:

2012	$24
2013	25
2014	26
2015	26
2016	27

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 8 – INCOME TAXES

Income tax expense for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010

Current federal	$1,210	$986
Current state	136	100
Deferred federal	(236)	4
Deferred state	(23)	17
Change in valuation allowance	—	(20)

Total	$1,087	$1,087

Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Deferred compensation	$302	$167
Allowance for loan losses	356	273
Loss from other-than-temporary impairment	694	694
Loss on foreclosed real estate	156	—
Net unrealized loss on securities available for sale	—	136
Other	16	80

Total deferred tax assets	1,524	1,350
Deferred tax liabilities:
FHLB stock dividends	(81)	(81)
Deferred loan fees, net	(5)	(13)
Basis difference in fixed assets	(234)	(185)
Basis difference in low income housing investment	(158)	(149)
Net unrealized gain on securities available for sale	(186)	—
Other	(12)	(11)

Total deferred tax liabilities	(676)	(439)

Valuation allowance	(669)	(669)

Net deferred tax asset (liability)	$179	$242

A valuation allowance against deferred tax assets was required at December 31, 2011 and 2010. The other than temporary impairment charge and the other loss on sale of securities in 2011 and 2010 were considered a capital loss for federal income tax purposes and can only be deducted to the extent of capital gains. These losses are deductible against ordinary income for state income tax purposes.

In years ended December 31, 1985 and prior the Company was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts (reserve method) in determining taxable income. Legislation enacted in August 1986 repealed the reserved method effective for the Company for the year ended December 31, 1986. Therefore, retained earnings at December 31, 2011 and 2010 included approximately $1,248, which represents such bad debt deductions for which no deferred income taxes have been provided.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 8 – INCOME TAXES (Continued)

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Tax expense at statutory rate	$1,046	$1,067
State taxes, net of federal effect	67	77
Tax exempt income	(36)	(37)
Change in valuation allowance	—	(20)
Other	10	—

Income tax	$1,087	$1,087

The Company does not have any uncertain tax positions and does not expect any significant change in uncertain tax positions in the next year, and the Company does not have any interest and penalties recorded in the statement of income for the years ended December 31, 2011 and 2010. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Alabama. The Company is no longer subject to examination by taxing authorities for years before 2008.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company has two deferred compensation plans. One plan covers Company directors whereby directors’ fees are deferred and matched by the Company at an amount of $6 per year. Under the director’s plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred and any matching thereon accumulated over the service period plus interest over 10 years, beginning with the individual’s termination of service. The other plan is an officer’s deferred bonus plan. Under the officer’s plan, participants are fully vested in their deferrals plus interest accrued after five years of service. The expense incurred under these plans for the years ended December 31, 2011 and 2010 was $245 and $205, respectively. The liability accrued under these plans for the years ended December 31, 2011 and 2010 was $699 and $454, respectively.

To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

The Company sponsors a profit-sharing plan that covers all salaried employees who have one or more years of service. Contributions are 100% vested after three years of service. The Company may contribute to the plan of up to 15% of the annual compensation of the employees covered under the plan. Charges to expense with respect to the plan for the years ended December 31, 2011 and 2010 were $308 and $300, respectively.

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

The Company created an Employee Stock Ownership Plan (ESOP) in October 2009, the ESOP borrowed from the Company to purchase 98,500 shares of the Company’s common stock at $10 during 2009. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. Because the Company’s stock was not traded on an established market, as of December 31, 2011 and 2010, it is required to provide the participants in the Plan with a put option to repurchase their shares. This repurchase obligation is reflected in the Company’s financial statements in other liabilities and reduces shareholders’ equity by the estimated fair value of the earned shares of $179 and $100 at December 31, 2011 and 2010, respectively. Contributions to the ESOP during 2011 and 2010 were $66 and $66, respectively. The expense recognized for the same periods was $80 and $49, respectively.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

Shares held by the ESOP at December 31, 2011 and 2010 were as follows at year-end:

	2011	2010

Allocated to participants	16,360	9,850
Unearned	82,140	88,650

Total ESOP shares	98,500	98,500

Fair value of unearned shares	$1,088	$893

NOTE 11 – REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2011, the Bank met all capital adequacy requirements to which it is subject. Bank holding companies under $500 million in assets are not required to report regulatory capital ratios.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts for the Bank and ratios at December 31, 2011 and 2010 are presented below:

					To Be Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Action Provisions
2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets	$33,044	22.48%	$12,113	8.00%	$15,142	10.00%
Tier 1 (Core) Capital to risk weighted assets	32,936	21.75%	6,057	4.00%	9,085	6.00%
Tier 1 (Core) Capital to tangible assets	32,936	14.85%	8,870	4.00%	11,105	5.00%
Tangible Capital to tangible assets	32,936	14.85%	3,331	1.50%	N/A	N/A

					To Be Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Action Provisions
2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets	$33,515	21.21%	$12,639	8.00%	$15,799	10.00%
Tier 1 (Core) Capital to risk weighted assets	32,781	20.75%	6,320	4.00%	9,480	6.00%
Tier 1 (Core) Capital to tangible assets	32,781	14.71%	8,912	4.00%	11,140	5.00%
Tangible Capital to tangible assets	32,781	14.71%	3,342	1.50%	N/A	N/A

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2012, the Bank could, without prior approval, declare dividends of approximately $1,532 plus any 2012 net profits retained to the date of the dividend declaration.

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

The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2011 and 2010 was as follows:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$936	$—	$975	$—
Unused lines of credit	2,952	5,159	2,004	5,658
Standby letters of credit	444	—	15	940

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments are typically residential real estate construction loan commitments and have interest rates ranging from 5.00% to 6.50% and maturities ranging from 6 to 12 months.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during the years ended December 31, 2011 and 2010 were as follows:

	2011	2010

Beginning balance	$8,539	$9,048
New loans	761	393
Repayments	(1,123)	(902)

Ending balance	$8,177	$8,539

Deposits from principal officers, directors, and their affiliates at December 31, 2011 and 2010 were $1,393 and $831, respectively.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted market prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3 inputs). Discounted cash flows are calculated based on documented trades in like taxable municipal securities and curves of similar credit adjusted for volatility and credit spread.

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

Loans held for sale are carried at the lower of cost or fair value in the aggregate, as determined by outstanding commitments, from third party investors.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2011	2011	2010	2010
U.S. Government sponsored agencies	$—	$19,993	$—	$—	$13,532
Municipal - taxable	—	1,914	3,559	—	5,055
Residential mortgage-backed, GSE	—	2,125	—	—	3,051
Residential mortgage-backed, private label	—	631	—	—	983
Ultra Short mortgage mutual fund	1,484	—	—	1,496	—

Total investment securities available for sale	$1,484	$24,663	$3,559	$1,496	$22,621

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

There were no significant transfers between Level 1 and Level 2 during 2011 or 2010.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

Municipals - Taxable
2011

Balance of recurring level 3 assets at January 1	$—
Transfers into Level 3	3,559

Balance of recurring Level 3 assets at December 31	$3,559

The fair value for seven taxable municipals with a fair value of $3,559 as of December 31, 2011 was transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments. These investments are taxable municipals with features that require adjustments that are not readily available in the marketplace, therefore they carry a Level 3 assignment. The Company’s policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for this collateralized debt obligation was transferred on December 31, 2011.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

	December 31,
	2011	2010
Assets:
Impaired loans, with specific allocations
Real estate loans:
One-to four-family	$975	$—
Multi-family	—	—
Commercial	87	185
Construction	—	—

Total real estate loans	1,062	185
Commercial	—	24

Total loans	$1,062	$209

Foreclosed real estate:
One-to four-family	$1,025	$987
Multi-family	—	—
Commercial	516	1,010
Construction	—	—

Total foreclosed real estate	$1,541	$1,997

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,412 and $329, with a valuation allowance of $350 and $120, resulting in an addition in the provision for loan losses of $230 and $24 for the years ended December 31, 2011 and 2010, respectively.

Foreclosed real estate, which is measured at fair value less costs to sell, had a net had a carrying amount of $1,541, which is made up of the outstanding balance of $1,963, net of a valuation allowance of $422 at December 31, 2011, resulting in a write-down of $212 for the year ending December 31, 2011. At December 31, 2010, foreclosed real estate had a net carrying amount of $1,997, which is made up of the outstanding balance of $2,206, net of a valuation allowance of $209, resulting in a write-down of $209 for the year ending December 31, 2010.

Loans held for sale, which are carried at the lower of cost or fair value, had fair values in excess of cost at December 31, 2011 and 2010 and were therefore carried at cost with no fair value valuation allowance at both year ends.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at December 31, 2011 and 2010 are summarized below:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Unaudited)
Financial assets
Cash and cash equivalents	$9,476	$9,476	$2,542	$2,542
Securities available for sale	29,706	29,706	24,117	24,117
Loans, net	164,215	173,842	177,317	190,054
Loans held for sale	441	441	320	320
Accrued interest receivable	1,056	1,056	1,157	1,157
Restricted equity securities	2,410	N/A	2,595	N/A

Financial liabilities
Deposits	138,147	139,464	136,399	137,685
Federal Home Loan Bank Advances	42,000	46,297	47,000	50,801
Long-term debt	787	787	816	816
Accrued interest payable	223	223	247	247

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 15 – STOCK BASED COMPENSATION

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

On January 18, 2011, the compensation committee of the board of directors approved the issuance of 123,124 options to purchase Company stock and 49,249 shares of restricted stock. Stock options and restricted stock vest over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At December 31, 2011 there were no shares available for future grants under this plan.

The following table summarizes stock option activity for the year ended December 31, 2011:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	—	—
Granted	123,124	10.30
Exercised	—	—
Forfeited	—	—

Outstanding - December 31, 2011	123,124	$10.30	9.00	$363,216	(1)

Fully vested and exercisable at December 31, 2011	—	$—	—	$—

Expected to vest in future periods	123,124

Fully vested and expected to vest - December 31, 2011	123,124	$10.30	9.00	$363,216	(1)

(1)	Based on closing price of $13.25 per share on December 31, 2011.

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

The weighted-average assumptions used in the Black-Scholes option pricing model for the years indicated were as follows:

2011
Risk-free interest rate	2.86%
Expected dividend yield	4.37%
Expected stock volatility	10.29
Expected life (years)	7
Fair value	$0.68

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 15 – STOCK BASED COMPENSATION (Continued)

There were no options that vested during year ended December 31, 2011. Stock-based compensation expense for stock options for the year ended was $17. Total unrecognized compensation cost related to nonvested stock options was $66 at December 31, 2011 and is expected to be recognized over a weighted-average period of 4.0 years.

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2011:

2011
Balance - beginning of year	—
Granted	49,249
Forfeited	—
Earned and issued	—

Balance - end of period	49,249

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during year ended December 31, 2011 was $10.30 per share or $507. Stock-based compensation expense for restricted stock included in non-interest expense for the year ended December 31, 2011 was $101 Unrecognized compensation expense for nonvested restricted stock awards was $406 and is expected to be recognized over 4.0 years.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Cash paid during the period for:
Interest paid	$3,261	$4,096
Income taxes paid	1,425	1,045
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	1,676	2,268
Loans advanced for sales of foreclosed assets	1,280	828

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 17 – EARNINGS PER COMMON SHARE (“EPS”)

The factors used in the earnings per common share computation follow:

	For the Years Ended
	December 31,	December 31,
	2011	2010
Earnings per share
Net Income	$1,989	$2,052
Less: Distributed earnings allocated to participating securities	(10)	—
Less: (Undistributed income) dividends in excess of earnings allocated to participating securities	(28)	—

Net earnings allocated to common stock	$1,951	$2,052

Weighted common shares outstanding including participating securities	2,561,996	2,512,750
Less: Participating securities	(49,249)	—
Less: Average Unearned ESOP Shares	(85,395)	(91,113)

Weighted average shares	2,427,352	2,421,637

Basic earnings per share	$0.80	$0.85

Net earnings allocated to common stock	$1,951	$2,052

Weighted average shares	2,427,352	2,421,637
Add: dilutive effects of assumed exercises of stock options	15,740	—

Average shares and dilutive potential common shares	2,443,092	2,421,637

Dilutive earnings per share	$0.80	$0.85

Options to purchase 123,124 shares of the Company’s common stock at a weighted-average exercise price of $10.30 per share were outstanding during the year ended December 31, 2011. There were no potential dilutive common shares for the year ended December 31, 2010.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is condensed financial information for the parent company, Cullman Bancorp, Inc.:

CONDENSED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Cash and cash equivalents	$6,479	$4,498
ESOP loan receivable	832	890
Investment in banking subsidiary	33,243	32,995

Total assets	$40,554	$38,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	161	113
Shareholders’ equity	40,393	38,270

Total liabilities and shareholders’ equity	$40,554	$38,383

CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Interest income	$29	$31
Dividends from subsidiaries	2,555	—
Other expenses	125	2

Income before tax and undistributed subsidiary income	2,459	29

Income tax expense	(31)	11
Equity in subsidiary net income	(501)	2,034

Net income	$1,989	$2,052

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(All amounts in thousands, except share and per share data)

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities
Net income	$1,989	$2,052
Adjustments to reconcile net income to net cash from operating activities:
Change in other liabilities	(33)	10
Equity in subsidiary net income	501	(2,034)

Net cash from (used in) operating activities	2,457	28

Cash Flows From Investing Activities
Payments received on ESOP loan	58	36

Net cash from investing activities	58	36

Cash Flows from Financing Activities
Cash payment of dividends	(534)	—

Net cash used in financing activities	(534)	—

Change in cash and cash equivalents	1,981	64

Cash and cash equivalents, beginning of year	4,498	4,434

Cash and cash equivalents, end of period	$6,479	$4,498

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2011 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

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

Information concerning directors and executive officers of Cullman Bancorp, Inc. and certain board committee members is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal 1 — Election of Directors.”

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 1 — Election of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Security Ownership of Certain Beneficial Owners” and “Proposal 1 – Election of Directors.”

Item 13. Certain Relationships, Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 1- Election of Directors - Transactions with Certain Related Persons.” Information concerning director independence is incorporated from our Proxy Statement, specifically the section captioned “Proposal I – Election of Directors – Meetings and Committees of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits

(a)(1) Financial Statements

The following are filed as a part of this report:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - At December 31, 2011 and 2010

(C)	Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2011 and 2010

(D)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2011 and 2010

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2011 and 2010

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Charter of Cullman Bancorp, Inc. (1)

3.2	Bylaws of Cullman Bancorp, Inc. (2)

4	Form of Common Stock Certificate of Cullman Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Cullman Savings Bank Directors’ Cash Compensation Deferral Plan and Amendment No. 1 thereto (1)

10.3	Cullman Savings Bank Deferred Incentive Plan (3)

10.4	Form of Split Dollar Agreements (2)

10.5	Profit Sharing Plan (2)

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Cullman Bancorp, Inc. Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Cullman Bancorp, Inc. (file no. 333-160167), originally filed with the Securities and Exchange Commission on June 23, 2009.
(2)	Incorporated by reference Form S-1/A of Cullman Bancorp, Inc. (file no. 333-160167), originally filed with the Securities and Exchange Commission on July 31, 2009.
(3)	Incorporated by reference Form S-1/A of Cullman Bancorp, Inc. (file no. 333-160167), originally filed with the Securities and Exchange Commission on August 20, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CULLMAN BANCORP, INC.

Date: March 9, 2012	By:	/s/ John A. Riley, III
John A. Riley, III

President and Chief Executive Officer (Duly Authorized Representative)

Signatures	Title	Date

/s/ John A. Riley, III	President and Chief Executive Officer and Director	March 9, 2012
John A. Riley, III	(Principal Executive Officer)

/s/ Dr. William Peinhardt	Chairman of the Board and Director	March 9, 2012
Dr. William Peinhardt

/s/ Dr. Paul Bussman	Director	March 9, 2012
Dr. Paul Bussman

/s/ Kim Chaney	Director	March 9, 2012
Kim Chaney

/s/ Nancy McClellan	Director	March 9, 2012
Nancy McClellan

/s/ Michael Duke	Senior Vice President and Chief Financial Officer	March 9, 2012
Michael Duke	(Principal Financial and Accounting Officer)