Form 10-Q
period 2012-03-31
Cullman Bancorp, Inc.
filed 2012-05-07
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

2,564,458 of Common Stock, par value $.01 per share, were issued and outstanding as of May 7, 2012.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$2,570	$1,997
Federal funds sold	6,091	7,479

Cash and cash equivalents	8,661	9,476
Securities available for sale	33,308	29,706
Loans, net of allowance of $1,236 and $1,108, respectively	161,398	164,215
Loans held for sale	68	441
Premises and equipment, net	10,807	10,870
Foreclosed real estate	561	1,541
Accrued interest receivable	1,026	1,056
Restricted equity securities	2,410	2,410
Bank owned life insurance	4,480	2,455
Other assets	1,674	781

Total assets	$224,393	$222,951

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$10,401	$9,906
Interest bearing	128,445	128,241

Total deposits	138,846	138,147
Federal Home Loan Bank advances	42,000	42,000
Long-term debt	787	787
Accrued interest payable and other liabilities	1,978	1,624

Total liabilities	183,611	182,558
Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,564,458 and 2,561,996 shares outstanding, respectively, at March 31, 2012 and December 31, 2011	26	26
Additional paid-in capital	10,516	10,461
Retained earnings	31,006	30,589
Accumulated other comprehensive income	234	317
Unearned ESOP shares, at cost	(809)	(821)
Amount reclassified on ESOP shares	(191)	(179)

Total shareholders’ equity	40,782	40,393

Total liabilities and shareholders’ equity	$224,393	$222,951

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest and dividend income:
Loans, including fees	$2,632	$2,768
Securities, taxable	236	227
Federal funds sold and other	11	6

Total interest income	2,879	3,001

Interest expense:
Deposits	286	441
Federal Home Loan Bank advances and other borrowings	369	424

Total interest expense	655	865

Net interest income	2,224	2,136
Provision for loan losses	127	92

Net interest income after provision for loan losses	2,097	2,044

Noninterest income:
Service charges on deposit accounts	115	99
Income on bank owned life insurance	26	26
Gain on sales of mortgage loans	75	57
Other	61	14

Total noninterest income	277	196

Noninterest expense:
Salaries and employee benefits	793	766
Occupancy and equipment	157	157
Data processing	136	132
Professional and supervisory fees	79	139
Office expense	36	34
Advertising	18	20
FDIC deposit insurance	33	32
Losses on foreclosed real estate	85	50
Other	66	84

Total noninterest expense	1,403	1,414

Income before income taxes	971	826
Income tax expense	349	303

Net income	$622	$523

Other comprehensive income, net of tax
Unrealized (loss) on securities available for sale, net of tax	$(83)	$(53)
Reclassification adjustment for losses (gains) realized in income, net of tax	—	—

Other comprehensive income (loss)	(83)	(53)

Comprehensive income	$539	$470

Earnings per share: (Note 3)
Basic	$0.25	$0.21
Diluted	$0.25	$0.21
Dividends declared per common share	$0.08	$0.08

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2011	$25	$10,330	$29,134	$(232)	$(887)	$(100)	$38,270
Net income			523				523
Net change in accumulated other comprehensive income				(53)		—	(53)
ESOP shares earned	—	—	—	—	13	—	13
Stock-based compensation expense		30					30
Dividends (1)			(125)				(125)
Issuance of 49,249 shares of restricted stock	1	(1)					—
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(13)	(13)

Balance at March 31, 2011	$26	$10,359	$29,532	$(285)	$(874)	$(113)	$38,645

Balance at January 1, 2012	$26	$10,461	$30,589	$317	$(821)	$(179)	$40,393
Net income			622				622
Net change in accumulated other comprehensive income				(83)			(83)
ESOP shares earned					12		12
Exercise of 2,462 common stock options		25					25
Stock-based compensation expense		30					30
Dividends			(205)				(205)
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(12)	(12)

Balance at March 31, 2012	$26	$10,516	$31,006	$234	$(809)	$(191)	$40,782

(1)	Cash dividends of $0.08 per share were declared on March 15, 2011 for 1,554,984 of the 2,561,996 shares outstanding at March 31, 2011. Cullman Savings Bank, MHC, the Company’s mutual holding company, was granted a dividend payment waiver from the Office of Thrift Supervision for all but 375,000 of the 1,382,012 shares of the Company’s stock held by Cullman Savings Bank, MHC. No future dividend waivers are expected to be granted by the Federal Reserve Bank, the regulatory body now responsible for mutual holding companies.

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months
	Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$622	$523
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	127	92
Depreciation and amortization, net	82	80
Deferred income tax benefit	(43)	(45)
Loss on sale and impairments of foreclosed real estate	85	50
Income on bank owned life insurance	(26)	(26)
ESOP compensation expense	12	13
Stock based compensation expense	30	30
Gain on sale of mortgage loans	(75)	(57)
Mortgage loans originated for sale	(2,649)	(2,937)
Mortgage loans sold	3,097	3,141
Net change in operating assets and liabilities
Accrued interest receivable	30	(36)
Accrued interest payable	(1)	(14)
Other	343	277

Net cash from operating activities	1,634	1,091
Cash Flows From Investing Activities
Purchases of premises and equipment	(20)	(36)
Purchases of securities	(12,995)	(1,000)
Proceeds from maturities, paydowns and calls of securities	9,262	2,447
Proceeds from sales of foreclosed real estate	300	—
Purchases of bank owned life insurance	(2,000)	—
Loan originations and payments, net	2,485	2,419

Net cash from investing activities	(2,968)	3,830
Cash Flows from Financing Activities
Net change in deposits	699	(2,442)
Exercise of common stock options	25	—
Cash payment of dividends	(205)	—

Net cash from financing activities	519	(2,442)

Change in cash and cash equivalents	(815)	2,479
Cash and cash equivalents, beginning of period	9,476	2,542

Cash and cash equivalents, end of period	$8,661	$5,021

Cash paid during the period for:
Interest paid	$656	$879
Income taxes paid	$—	$—
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$241	$966
Loans advanced for sales of foreclosed assets	$87	$627

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012 and December 31, 2011 and the results of operations and cash flows for the interim periods ended March 31, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2011.

(2) NEW ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The implementation of this update did not have a significant effect to the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has implemented this update and comprehensive income is reflected in our consolidated statements of income.

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

	Three months ended
	March 31,	March 31,
	2012	2011
Earnings per share
Net Income	$622	$523
Less: Distributed earnings allocated to participating securities	(3)	(4)
Less: (Undistributed income) dividends in excess of earnings allocated to participating securities	(6)	(8)

Net earnings allocated to common stock	$613	$511

Weighted common shares outstanding including participating securities	2,563,646	2,552,147
Less: Participating securities	(39,400)	(49,249)
Less: Average Unearned ESOP Shares	(82,140)	(88,650)

Weighted average shares	2,442,106	2,414,248

Basic earnings per share	$0.25	$0.21

Net earnings allocated to common stock	$613	$511

Weighted average shares	2,442,106	2,414,248
Add: dilutive effects of assumed exercises of stock options	13,341	—

Average shares and dilutive potential common shares	2,455,447	2,414,248

Dilutive earnings per share	$0.25	$0.21

Options to purchase 120,662 shares of the Company’s common stock at a weighted-average exercise price of $10.30 per share were considered dilutive for the three months ended March 31, 2012. There were no potential dilutive common shares for the three months ended March 31, 2011.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(4) SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at March 31, 2012 and December 31, 2011 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012
U.S. Government sponsored entities	$23,987	$14	$(210)	$23,791
Municipal—taxable	5,144	397	—	5,541
Residential mortgage-backed, GSE	1,803	87	—	1,890
Residential mortgage-backed, private label	590	12	—	602
Ultra Short mortgage mutual fund	1,414	70	—	1,484

Total	$32,938	$580	$(210)	$33,308

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
U.S. Government sponsored entities	$19,989	$29	$(25)	$19,993
Municipal—taxable	5,146	327	—	5,473
Residential mortgage-backed, GSE	2,032	93	—	2,125
Residential mortgage-backed, private label	623	8	—	631
Ultra Short mortgage mutual fund	1,414	70	—	1,484

Total	$29,204	$527	$(25)	$29,706

The Company’s mortgage-backed securities are primarily issued by government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the table above as GSE. At March 31, 2012 and December 31, 2011, the Company had only one private label mortgage-backed security.

There were no sales of securities for the three months ended March 31, 2012 and 2011.

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

	March 31, 2012
	Amortized	Estimated
	Cost	Fair Value
Due from one to five years	$—	$—
Due from five to ten years	12,998	12,931
Due after ten years	16,133	16,401
Mutual fund	1,414	1,484
Residential mortgage-backed	2,393	2,492

Total	$32,938	$33,308

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of March 31, 2012 and December 31, 2011 were $6,695 and $6,786, respectively. At March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

The following table shows securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2012
U.S. Government sponsored entities	$19,779	$(210)	$—	$—	$19,779	$(210)

Total temporarily impaired	$19,779	$(210)	$—	$—	$19,779	$(210)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2011
U.S. Government sponsored entities	$7,970	$(25)	$—	$—	$7,970	$(25)

Total temporarily impaired	$7,970	$(25)	$—	$—	$7,970	$(25)

There were seven U.S. Government sponsored entities securities unrealized losses at March 31, 2012. None of the unrealized losses for these securities have been recognized into net income for the three months ended March 31, 2012 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal Government sponsored entities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(5) LOANS

Loans at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Real estate loans:
One- to four-family	$77,133	$78,869
Multi-family	5,127	5,184
Commercial real estate	63,243	63,336
Construction	1,409	1,667

Total real estate loans	146,912	149,056
Commercial loans	7,115	7,221
Consumer loans:
Home equity loans and lines of credit	4,945	5,286
Other consumer loans	3,980	4,097

Total loans	162,952	165,660

Net deferred loan fees	(318)	(337)
Allowance for loan losses	(1,236)	(1,108)

Loans, net	$161,398	$164,215

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 and the balances of the allowance for loan losses and recorded investment in loans based on impairment method at March 31, 2012, 2011 and December 31, 2011. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real estate
March 31, 2012	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$540	$10	$413	$2	$18	$125	$1,108
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1	1
Provisions	83	—	(47)	(1)	98	(6)	127

Ending balance	$623	$10	$366	$1	$116	$120	$1,236

Ending allowance attributed to loans:
Individually evaluated for impairment	330	—	110	—	98	—	$538
Collectively evaluted for impairment	293	10	256	1	18	120	698

Total ending allowance balance:	$623	$10	$366	$1	$116	$120	$1,236

Loans:
Loans individually evaluated for impairment:	$2,657	$1,901	$1,863	$—	$98	$122	$6,641
Loans collectively evaluated for impairment:	74,476	3,226	61,380	1,409	7,017	8,803	156,311

Total ending loans balance	$77,133	$5,127	$63,243	$1,409	$7,115	$8,925	$162,952

	Real estate
March 31, 2011	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$332	$9	$356	$9	$47	$101	$854
Charge-offs	(2)	—	(47)	—	—	—	(49)
Recoveries	—	—	—	—	—	1	1
Provisions	61	1	31	(4)	—	3	92

Ending balance	$391	$10	$340	$5	$47	$105	$898

Ending allowance attributed to loans:
Individually evaluated for impairment	25	—	35	—	25	—	$85
Collectively evaluted for impairment	366	10	305	5	22	105	813

Total ending allowance balance:	$391	$10	$340	$5	$47	$105	$898

Loans:
Loans individually evaluated for impairment:	$2,464	$1,980	$4,198	$—	$109	$158	$8,909
Loans collectively evaluated for impairment:	81,402	3,392	59,422	4,779	7,382	10,477	166,854

Total ending loans balance	$83,866	$5,372	$63,620	$4,779	$7,491	$10,635	$175,763

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Real estate
December 31, 2011	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$240	$—	$110	$—	$—	$—	$350
Collectively evaluted for impairment	300	10	303	2	18	125	758

Total ending allowance balance:	$540	$10	$413	$2	$18	$125	$1,108

Loans:
Loans individually evaluated for impairment:	$2,582	$1,910	$1,712	$—	$99	$122	$6,425
Loans collectively evaluated for impairment:	76,287	3,274	61,624	1,667	7,122	9,261	159,235

Total ending loans balance	$78,869	$5,184	$63,336	$1,667	$7,221	$9,383	$165,660

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by portfolio class at March 31, 2012 and December 31, 2011:

	March 31, 2012					December 31, 2011
	Unpaid principal balance	Recorded investment	Related allowance	Average Recorded Investment	Interest Income Recognized	Unpaid principal balance	Recorded investment	Related allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$1,417	$1,417	$—	$1,392	$26	$1,367	$1,367	$—	$1,255	$88
Multi-family	1,901	1,901	—	1,906	37	1,910	1,910	—	1,939	138
Commercial	1,666	1,666	—	1,591	32	1,515	1,515	—	3,030	167
Construction	—	—	—	—	—	—	—	—	—	—

Total real estate loans	4,984	4,984	—	4,889	95	4,792	4,792	—	6,224	393
Commercial	—	—	—	50	—	99	99	—	52	1
Consumer:
Home equity loans and lines of credit	122	122	—	122	2	122	122	—	131	3
Other consumer loans	—	—	—	—	—	—	—	—	—	—

Total	$5,106	$5,106	$—	$5,061	$97	$5,013	$5,013	$—	$6,407	$397

With recorded allowance:
Real estate loans:
One- to four-family	$1,240	$1,240	$330	$1,228	$4	$1,215	$1,215	$240	$1,120	$34
Multi-family	—	—	—	—	—	—	—	—	—	—
Commercial	197	197	110	197	—	197	197	110	179	—
Construction	—	—	—	—	—	—	—	—	—	—

Total real estate loans	1,437	1,437	440	1,425	4	1,412	1,412	350	1,299	34
Commercial	98	98	98	49	2	—	—	—	40	—
Consumer:
Home equity loans and lines of credit	—	—	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—	—	—

Total	$1,535	$1,535	$538	$1,474	$6	$1,412	$1,412	$350	$1,339	$34

Totals:
Real estate	$6,421	$6,421	$440	$6,314	$99	$6,204	$6,204	$350	$7,523	$427
Commercial and Consumer	220	220	98	221	4	221	221	—	223	4

Total	$6,641	$6,641	$538	$6,535	$103	$6,425	$6,425	$350	$7,746	$431

Interest income recognized was equal to cash collected during the three months ended March 31, 2012 and the year ended December 31, 2011.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the aging of the recorded investment in past due loans at March 31, 2012 and December 31, 2011 by portfolio class of loans:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One- to four-family	$1,265	$107	$189	$1,561	$75,572	$77,133	$—
Multi-family	589	—	—	589	4,538	5,127	—
Commercial	602	18	—	620	62,623	63,243	—
Construction	—	—	—	—	1,409	1,409	—

Total real estate loans	2,456	125	189	2,770	144,142	146,912	—
Commercial loans	381	—	—	381	6,734	7,115	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	4,945	4,945	—
Other consumer loans	10	4	—	14	3,966	3,980	—

Total	$2,847	$129	$189	$3,165	$159,787	$162,952	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing loans past due 90 days or more
Real estate loans:
One- to four-family	$2,157	$130	$122	$2,409	$76,460	$78,869	$—
Multi-family	—	—	—	—	5,184	5,184	—
Commercial	32	—	—	32	63,304	63,336	—
Construction	—	—	—	—	1,667	1,667	—

Total real estate loans	2,189	130	122	2,441	146,615	149,056	—
Commercial loans	150	25	—	175	7,046	7,221	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	5,286	5,286	—
Other consumer loans	84	2	—	86	4,011	4,097	—

Total	$2,423	$157	$122	$2,702	$162,958	$165,660	$—

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Nonaccrual loans at March 31, 2012 and December 31, 2011 were $189 and $1,572, respectively. These loans are disclosed in one-to-four family class above at March 31, 2012 and December 31, 2011. Additional required disclosure by class was deemed immaterial to the financial statements. Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Troubled Debt Restructurings:

Troubled debt restructurings at March 31, 2012 and December 31, 2011 were $2,932 and $3,033, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings at March 31, 2012 and December 31, 2011 was $350 and $260, respectively. The Company has committed to lend no additional amounts at March 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. There were no loans modified as troubled debt restructurings during the three month period March 31, 2012.

There was one residential real estate loan with a recorded investment of $122 that was modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms. The troubled debt restructuring that subsequently defaulted as described above did not increase the allowance for loans losses or result in any charge off during the three months ended March 31, 2012.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

At March 31, 2012 and December 31, 2011 and based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

	Real estate
	One-to-four Family		Multi-family		Commercial		Construction
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$72,909	$74,761	$3,226	$3,274	$53,007	$54,291	$1,409	$1,667
Special mention	1,567	1,041	—	—	8,163	7,223	—	—
Substandard	2,657	3,067	1,901	1,910	2,073	1,822	—	—
Doubtful	—	—	—	—	—	—	—	—

Total	$77,133	$78,869	$5,127	$5,184	$63,243	$63,336	$1,409	$1,667

	Commercial		Home Equity Loans and Lines of Credit		Other Consumer Loans		Totals
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$6,351	$7,122	$4,823	$5,164	$3,949	$4,066	$145,674	$150,345
Special mention	666	—	—	—	25	25	10,421	8,289
Substandard	98	99	122	122	6	6	6,857	7,026
Doubtful	—	—	—	—	—	—	—	—

Total	$7,115	$7,221	$4,945	$5,286	$3,980	$4,097	$162,952	$165,660

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

Investment Securities:

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The Company’s taxable municipal investment securities’ fair values are determined based on a discounted cash flow analysis prepared by an independent third party.

Impaired Loans:

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned:

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

For appraisals where the value is $250 or above for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 10% should be applied to properties with appraisals performed within 12 months.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The tables below present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the hierarchy as of March 31, 2012 and December 31, 2011:

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	March 31,	March 31,	March 31,	December 31,	December 31,	December 31,
	2012	2012	2012	2011	2011	2011
Financial assets:
U.S. Government sponsored entities	$—	$23,791	$—	$—	$19,993	$—
Municipal - taxable	—	1,942	3,599	—	1,914	3,559
Residential mortgage-backed, GSE	—	1,890	—	—	2,125	—
Residential mortgage-backed, private label	—	602	—	—	631	—
Ultra Short mortgage mutual fund	1,484	—	—	1,484	—	—

Total investment securities available for sale	$1,484	$28,225	$3,599	$1,484	$24,663	$3,559

There were no significant transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

Municipals - Taxable
2012
Balance of recurring level 3 assets at January 1	$3,559
Unrealized gains	40

Balance of recurring Level 3 assets at March 31	$3,599

Our state and municipal securities valuations are supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As these securities are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Assets and Liabilities Measured on a Non-Recurring Basis

Level 3 assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	(Level 3)
	March 31,	December 31,
	2012	2011
Assets:
Impaired loans, with specific allocations
Real estate loans:
One-to four-family	$910	$975
Commercial	87	87

Total loans	$997	$1,062

Foreclosed real estate:
One-to four-family	$130	$1,025
Commercial	431	516

Total foreclosed real estate	$561	$1,541

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had carrying amounts of $997 and $1,062, which consists of the unpaid principal balances of $1,535 and $1,412 less valuation allowances of $538 and $350 at March 31, 2012 and December 31, 2011, respectively. The impact to the provision to loan losses from the change in the valuation allowances was $127 for the three months ended March 31, 2012 and $230 for the year ended December 31, 2011.

Foreclosed real estate, which is measured at fair value less costs to sell, had a net carrying amount of $561 and $1,541 at March 31, 2012 and December 31, 2011, respectively. The net carrying amount consists of the outstanding balance net of a valuation allowance. The outstanding balance and valuation allowance of other real estate owned at March 31, 2012 and December 31, 2011 were $975 and $1,963, and $414 and $422, respectively. The resulting write-downs for the three months ended March 31, 2012 were $75 and $212 for the year ended December 31, 2011

Loans held for sale, which are carried at the lower of cost or fair value, had fair values that approximated costs at March 31, 2012 and December 31, 2011 and were therefore carried at cost with no fair value valuation allowance at both period ends.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012

	Level 3 Quantitative Information at March 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Inputs(s)	Range (Weighted Average)
Assets:
Impaired loans, with specific allocations
Real estate loans:
One-to four-family	$910	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%(10%	)

Commercial	87	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%(10%	)

Total loans	$997

Foreclosed real estate:

One-to four-family	$130	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%(10%	)

Commercial	431	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%(10%	)

Total foreclosed real estate	$561

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at March 31, 2012 and December 31, 2011:

	Carrying	March 31, 2012
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Cash and cash equivalents	$8,661	$8,661	$—	$—	$8,661
Securities available for sale	33,308	1,484	28,265	3,559	33,308
Loans, net	161,398	—	0	163,143	163,143
Loans held for sale	68	—	68	—	68
Accrued interest receivable	1,026	1,026	—	—	1,026
Restricted equity securities	2,410	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	138,846	62,598	76,636	—	139,243
Federal Home Loan Bank Advances	42,000	—	46,059	—	46,059
Long-term debt	787	—	787	—	787
Accrued interest payable	222	222	—	—	222

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$9,476	$9,476
Securities available for sale	29,706	29,706
Loans, net	164,215	173,842
Loans held for sale	441	441
Accrued interest receivable	1,056	1,056
Restricted equity securities	2,410	N/A

Financial liabilities
Deposits	138,147	139,464
Federal Home Loan Bank Advances	42,000	46,297
Long-term debt	787	787
Accrued interest payable	223	223

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and deposits that reprice frequently or fully and are classified as Level 1. The methods for determining fair values for securities were described previously. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit and long-term borrowings are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification. It is not practicable to determine the fair value of restricted equity securities due to restrictions placed on transferability. The fair value of off-balance sheet items is not considered material.

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

On January 18, 2011, the compensation committee of the board of directors approved the issuance of 123,124 options to purchase Company stock and 49,249 shares of restricted stock. Stock options and restricted stock vest ratably over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At March 31, 2012 there were no shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2012:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2012	123,124	10.30
Granted	—	—
Exercised	(2,462)	—
Forfeited	—	—

Outstanding -March 31, 2012	120,662	$10.30	8.75	$356	(1)

Fully vested and exercisable at March 31, 2012	22,162	$—	—	$—

Expected to vest in future periods	98,500

Fully vested and expected to vest—March 31, 2012	120,662	$10.30	8.75	$356	(1)

(1)	Based on closing price of $13.25 per share on March 31, 2012.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The weighted-average assumptions used in the Black-Scholes option pricing model for the period indicated were as follows:

2011
Risk-free interest rate	2.86%
Expected dividend yield	4.37%
Expected stock volatility	10.29
Expected life (years)	7
Fair value	$0.675

There were 24,624 options that vested during the three months ended March 31, 2012. Stock-based compensation expense for stock options for the three months ended March 31, 2012 and 2011 was $5 and $5, respectively. Total unrecognized compensation cost related to nonvested stock options was $62 at March 31, 2012 and is expected to be recognized over a weighted-average period of 3.75 years.

The following table summarizes non-vested restricted stock activity for the three months ended March 31, 2012:

2012
Balance—beginning of year	49,249
Granted	—
Forfeited	—
Earned and issued	(9,849)

Balance—end of period	39,400

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2011 was $10.30 per share or $507. Stock-based compensation expense for restricted stock included in non-interest expense for the three months ended March 31, 2012 and 2011 was $25 and $25, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $380 and is expected to be recognized over 3.75 years.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2011.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Our total assets increased to $224.4 million at March 31, 2012 from $223.0 million at December 31, 2011. The increase was primarily attributable to an increase in securities available for sale of $3.6 million, or 12.1%, and increase in bank owned life insurance of $2.0 million, or 82.5%, partially offset by decreases in loans of $2.8 million, or 1.7%, and federal funds sold of $1.4 million, or 18.6%. As demand for loans continues to decrease, we redeployed cash from loan repayments into purchases of available for sale securities and the purchase of additional bank owned life insurance.

Total equity increased to $40.8 million at March 31, 2012 from $40.4 million at December 31, 2011. The net increase of $389,000, or 1.0%, was primarily attributable to net income of $622,000, partially offset by $205,000 of dividends paid during the three months ended March 31, 2012 and a decrease in accumulated other comprehensive income of $83,000.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$189	$1,572
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—

Total real estate loans	189	1,572
Commercial loans	—	—
Consumer loans	—	—

Total nonaccrual loans	$189	$1,572

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—

Total real estate loans	—	—
Commercial loans	—	—
Consumer loans	—	—

Total accruing loans past due 90 days or more	—	—

Total of nonaccrual and 90 days or more past due loans	$189	$1,572

Foreclosed real estate
One- to four-family	$130	$1,025
Commercial	431	516
Other nonperforming assets	—	—

Total nonperforming assets	750	3,113

Troubled debt restructurings	2,932	3,033

Troubled debt restructurings and total nonperforming assets	$3,682	$6,146

Total nonperforming loans to gross loans	0.12%	0.95%
Total nonperforming assets to total assets	0.33%	1.40%
Total nonperforming assets and troubled debt restructurings to total assets	1.64%	2.76%

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

	For The Three Months Ended March 31,
	2012				2011
	Average Balance		Interest and Dividends	Yield Cost	Average Balance		Interest and Dividends	Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$164,593		$2,632	6.41%	$177,114		$2,768	6.34%
Securities available for sale	30,319		236	3.12	23,470		227	3.92
Other interest-earning assets	10,604		11	0.42	4,430		6	0.55

Total interest-earning assets	205,516		2,879	5.62	205,014		3,001	5.94
Noninterest earning assets	17,318				17,880

Total average assets	$222,834				$222,894

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$26,965		13	0.19	$24,152		32	0.54
Regular savings and other deposits	16,859		10	0.24	16,727		23	0.57
Money market deposits	7,644		5	0.26	8,091		13	0.64
Certificates of deposit	76,707		258	1.35	80,188		373	1.89

Total interest-bearing deposits	128,175		286	0.89	129,158		441	1.38
FHLB advances and other borrowings	42,787		369	3.46	47,816		424	3.63

Total interest-bearing liabilities	170,962		655	1.54	176,974		865	1.98
Noninterest-bearing demand deposits	10,361				6,431
Other noninterest-bearing liabilities	1,458				1,285

Total liabilities	182,781				184,690
Equity	40,053				38,204

Total liabilities and equity	$222,834				$222,894

Net interest income			$2,224				$2,136

Interest rate spread				4.08%				3.95%
Net interest margin				4.34%				4.22%
Average interest-earning assets toaverage interest-bearing liabilities	1.20	X			1.16	X

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. We recorded net income of $622,000 for the three months ended March 31, 2012 compared to net income of $523,000 for the three months ended March 31, 2011. The increase in net income was primarily attributable to an increase in net interest income after loan losses of $53,000, or 2.6%, and increase in total noninterest income of $81,000, or 41.3%, and a slight decrease in total noninterest expense of $11,000, or 1.0%.

Interest Income. Interest income decreased by $122,000 for the three months ended March 31, 2012 from $3.0 million for the three months ended March 31, 2011, reflecting a decrease in the yield on interest earning assets to 5.6% from 5.9%, offsetting a slight increase in the average balance of interest earning assets to $205.5 million for the three months ended March 31, 2012 compared to $205.0 million for the three months ended March 31, 2011. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets.

Interest income on loans decreased slightly by $136,000 for the three months ended March 31, 2012 from $2.8 million for the three months ended March 31, 2011, reflecting a decrease in the average balance of our loans to $164.6 million for the three months ended March 31, 2012 from $177.1 million for the three months ended March 31, 2011, which offset the slight increase in the average yield on loans to 6.4% from 6.3% for the same periods ended. The decrease in the average balances of our loans reflects the continued decline in market demand.

Interest income on investment securities increased slightly to $236,000 for the three months ended March 31, 2012 from $227,000 for the three months ended March 31, 2011. The decrease in the yield on securities to 3.1% for the three months ended March 31, 2012 from 3.9% for the three months ended March 31, 2011 was more than offset by the increase in the average balance of securities of $6.8 million for the period.

Interest Expense. Interest expense decreased $210,000, or 24.3%, to $655,000 for the three months ended March 31, 2012 from $865,000 for the three months ended March 31, 2011. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 1.5% in for the three months ended March 31, 2012 from 2.0% for the three months ended March 31, 2011 and a decrease in the average balances of deposits and borrowings of $6.0 million for the period.

Interest expense on certificates of deposit decreased to $258,000 for the three months ended March 31, 2012 from $373,000 for the three months ended March 31, 2011, reflecting a decrease in the average cost of certificates of deposit to 1.4% for the three months ended March 31, 2012 compared with 1.9% for the three months ended March 31, 2011 and a decrease in their average balances of $3.5 million for the period.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $28,000 for the three months ended March 31, 2012 from $68,000 for the three months ended March 31, 2011, reflecting a decrease of $2.5 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.22% from 0.56%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $369,000 for the three months ended March 31, 2012 from $424,000 for the three months ended March 31, 2011, reflecting a decrease in the average rate paid on such borrowings to 3.5% from 3.6%.

Net Interest Income. Net interest income increased to $2.2 million for the three months ended March 31, 2012 from $2.1 million for the three months ended March 31, 2011. The increase reflected an increase in our interest rate spread to 4.1% for the three months ended March 31, 2012 from 4.0% for the three months ended March 31, 2011 and an increase in our net interest margin to 4.3% from 4.2% for the same periods ended.

Provision for Loan Losses. We recorded a provision for loan losses of $127,000 for the three months ended March 31, 2012 compared to $92,000 for the three months ended March 31, 2011. The allowance for loan losses was $1.2 million or 0.76% of total loans at March 31, 2012 compared to $1.1 million, or 0.67% of total loans at December 31, 2011. The increase in our provision was attributed to an increase in the valuation allowance related to impaired loans of $188,000 for the three months ended March 31, 2012. We had $2.9 million in troubled debt restructurings at March 31, 2012 compared with $3.0 million at December 31, 2011. Our non-accrual loans decreased to $189,000 at March 31, 2012 from $1.5 million at December 31, 2011. Our foreclosed real estate decreased to $561,000 at March 31, 2012 from $1.5 million at December 31, 2011. We used the same methodology in assessing the allowance for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2012 and 2011.

Noninterest Income. Noninterest income increased to $277,000 for the three months ended March 31, 2012 from $196,000 for the three months ended March 31, 2011. The increase in noninterest income was due to an increase in service charges on deposit accounts of $16,000, an increase on gains of sales of mortgage loans of $18,000, and an increase in other noninterest income of $47,000, which was primarily attributed to gains on sales of foreclosed real estate of $50,000.

Noninterest Expense. Noninterest expense decreased slightly by $11,000 for the three months ended March 31, 2012 over the three months ended March 31, 2011. The decrease reflected a decrease in professional and supervisory fees of $60,000, offset partially by an increase on losses of foreclosed real estate of $35,000 and an increase in salaries and employee benefits of $27,000.

Income Tax Expense. The provision for income taxes was $349,000 for the three months ended March 31, 2012 compared to $303,000 for the three months ended March 31, 2011. Our effective tax rate decreased to 35.9% for three months ended March 31, 2012 from 36.7% for the three months ended March 31, 2011.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At March 31, 2012, we had $42.0 million in advances from the Federal Home Loan Bank of Atlanta and an available borrowing limit of an additional $46.8 million.

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

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) The Company did not repurchase any shares of common stock during the three months ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

NONE

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullman Bancorp, Inc.

Date: May 7, 2012

/s/ John A. Riley III
John A. Riley III President & Chief Executive Officer

/s/ Michael Duke
Michael Duke Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of John A. Riley III, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Michael Duke, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of John A. Riley III, President and Chief Executive Officer, and Michael Duke, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Cullman Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.