Form 10-Q
period 2012-06-30
Cullman Bancorp, Inc.
filed 2012-08-08
CIK 1465969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

2,564,458 of Common Stock, par value $.01 per share, were issued and outstanding as of August 8, 2012.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

Part I

ITEM 1.	FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$3,114	$1,997
Federal funds sold	5,099	7,479

Cash and cash equivalents	8,213	9,476
Securities available for sale	28,011	29,706
Loans, net of allowance of $1,509 and $1,108, respectively	160,974	164,215
Loans held for sale	312	441
Premises and equipment, net	10,766	10,870
Foreclosed real estate	531	1,541
Accrued interest receivable	1,019	1,056
Restricted equity securities	2,265	2,410
Bank owned life insurance	4,526	2,455
Other assets	1,543	781

Total assets	$218,160	$222,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$5,833	$9,906
Interest bearing	126,945	128,241

Total deposits	132,778	138,147

Federal Home Loan Bank advances	42,000	42,000
Long-term debt	787	787
Accrued interest payable and other liabilities	1,675	1,624

Total liabilities	177,240	182,558

Shareholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,564,458 and 2,561,996 shares outstanding, respectively, at June 30, 2012 and December 31, 2011	26	26
Additional paid-in capital	10,546	10,461
Retained earnings	30,876	30,589
Accumulated other comprehensive income	472	317
Unearned ESOP shares, at cost	(797)	(821)
Amount reclassified on ESOP shares	(203)	(179)

Total shareholders’ equity	40,920	40,393

Total liabilities and shareholders’ equity	$218,160	$222,951

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(All amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans, including fees	$2,539	$2,715	$5,171	$5,484
Securities, taxable	230	222	466	449
Securities, tax exempt	2	—	2	—
Federal funds sold and other	10	8	21	14

Total interest income	2,781	2,945	5,660	5,947

Interest expense:
Deposits	263	422	549	863
Federal Home Loan Bank advances and other borrowings	369	429	737	853

Total interest expense	632	851	1,286	1,716

Net interest income	2,149	2,094	4,374	4,231
Provision for loan losses	877	107	1,005	199

Net interest income after provision for loan losses	1,272	1,987	3,369	4,032

Noninterest income:
Service charges on deposit accounts	111	102	223	202
Income on bank owned life insurance	45	27	70	53
Gain on sales of mortgage loans	39	42	114	99
Other	5	13	18	28

Total noninterest income	200	184	425	382
Noninterest expense:
Salaries and employee benefits	860	826	1,654	1,592
Occupancy and equipment	162	143	321	300
Data processing	130	121	267	253
Professional and supervisory fees	78	92	155	233
Office expense	36	30	71	64
Advertising	24	13	42	34
FDIC deposit insurance	26	38	58	70
Losses (gains) on foreclosed real estate	(13)	86	23	136
Other	86	49	149	131

Total noninterest expense	1,389	1,398	2,740	2,813

Income before income taxes	83	773	1,054	1,601
Income tax expense	7	283	357	586

Net income	$76	$490	$697	$1,015

Other comprehensive income, net of tax
Unrealized gain on securities available for sale	$378	$578	$246	$494
Less income tax effect	140	214	91	183
Reclassification adjustment for losses (gains) realized in income, net of tax	—	—	—	—

Other comprehensive income	238	364	155	311

Comprehensive income	$314	$854	$852	$1,326

Earnings per share: (Note 3)
Basic	$0.03	$0.20	$0.28	$0.41
Diluted	$0.03	$0.20	$0.28	$0.41
Dividends declared per common share	$0.08	$—	$0.16	$0.08

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(All amounts in thousands, except share and per share data)

		Additional		Accumulated Other	Unearned	Amount Reclassified on
	Common	Paid-In	Retained	Comprehensive	ESOP	ESOP
	Stock	Capital	Earnings	Income (loss)	Shares	Shares	Total
Balance at January 1, 2011	$25	$10,330	$29,134	$(232)	$(887)	$(100)	$38,270
Net income			1,015				1,015
Net change in accumulated other comprehensive income				311			311
ESOP shares earned					25		25
Stock-based compensation expense		60					60
Dividends (1)			(125)				(125)
Issuance of 49,249 shares of restricted stock	1	(1)					—
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(25)	(25)

Balance at June 30, 2011	$26	$10,389	$30,024	$79	$(862)	$(125)	$39,531

Balance at January 1, 2012	$26	$10,461	$30,589	$317	$(821)	$(179)	$40,393
Net income			697				697
Net change in accumulated other comprehensive income				155	—		155
ESOP shares earned					24		24
Exercise of 2,462 common stock options		25					25
Stock-based compensation expense		60					60
Dividends			(410)				(410)
Reclassification of common stock in ESOP subject to repurchase obligation	—	—	—	—	—	(24)	(24)

Balance at June 30, 2012	$26	$10,546	$30,876	$472	$(797)	$(203)	$40,920

(1)	Cash dividends of $0.08 per share were declared on March 15, 2011 for 1,554,984 of the 2,561,996 shares outstanding at March 31, 2011. Cullman Savings Bank, MHC, the Company’s mutual holding company, was granted a dividend payment waiver from the Office of Thrift Supervision for all but 375,000 of the 1,382,012 shares of the Company’s stock held by Cullman Savings Bank, MHC. No future dividend waivers are expected to be granted by the Federal Reserve Bank, the regulatory body now responsible for mutual holding companies.

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$697	$1,015
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,005	199
Depreciation and amortization, net	38	157
Deferred income tax benefit	(95)	(150)
Loss on sale and impairments of foreclosed real estate	23	136
Income on bank owned life insurance	(70)	(53)
ESOP compensation expense	24	25
Stock based compensation expense	60	60
Gain on sale of mortgage loans	(114)	(99)
Mortgage loans originated for sale	(4,216)	(4,478)
Mortgage loans sold	4,459	4,897
Net change in operating assets and liabilities
Accrued interest receivable	37	33
Accrued interest payable	2	(6)
Other	(208)	278

Net cash from operating activities	1,642	2,014
Cash Flows From Investing Activities
Purchases of premises and equipment	(61)	(329)
Purchases of securities	(17,495)	(2,996)
Proceeds from maturities, paydowns and calls of securities	19,441	3,711
Proceeds from sales of foreclosed real estate	611	10
Purchases of bank owned life insurance	(2,000)	—
Redemptions of restricted equity securities	145	50
Loan originations and payments, net	2,208	3,463

Net cash from investing activities	2,849	3,909
Cash Flows from Financing Activities
Net change in deposits	(5,369)	8,478
Exercise of common stock options	25	—
Cash payment of dividends	(410)	(125)

Net cash from financing activities	(5,754)	8,353

Change in cash and cash equivalents	(1,263)	14,276
Cash and cash equivalents, beginning of period	9,476	2,542

Cash and cash equivalents, end of period	$8,213	$16,818

Cash paid during the period for:
Interest paid	$1,284	$1,722
Income taxes paid	$656	$720
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$423	$1,051
Loans advanced for sales of foreclosed assets	$272	$1,200

See accompanying notes to the consolidated financial statements

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Cullman Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements of Cullman Bancorp, Inc. (“the Bancorp” or the “Company”) include the accounts of its wholly owned subsidiary, Cullman Savings Bank (“the Bank”) and its 99% ownership of Cullman Village Apartments (collectively referred to herein as “the Company,” “we,” “us,” or “our”). Intercompany transactions and balances are eliminated in the consolidation. The Company is majority owned (54.5%) by Cullman Savings Bank, MHC. These financial statements do not include the transactions and balances of Cullman Savings Bank, MHC.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2012 and December 31, 2011 and the results of operations and cash flows for the interim periods ended June 30, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K Annual Report of Cullman Bancorp, Inc. for the year ended December 31, 2011.

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

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Earnings per share
Net Income	$76	$490	$697	$1,015
Less: Distributed earnings allocated to participating securities	(3)	—	(6)	(4)
Less: (Undistributed income) dividends in excess of earnings allocated to participating securities	2	(9)	(4)	(8)

Net earnings available to common stock	$75	$481	$687	$1,003

Weighted common shares outstanding including participating securities	2,564,458	2,561,996	2,564,052	2,557,099
Less: Participating securities	(39,400)	(49,249)	(39,400)	(49,249)
Less: Average Unearned ESOP Shares	(82,140)	(88,650)	(82,128)	(88,650)

Weighted average shares	2,442,918	2,424,097	2,442,524	2,419,200

Basic earnings per share	$0.03	$0.20	$0.28	$0.41

Net earnings available to common stock	$75	$481	$687	$1,003

Weighted average shares	2,442,918	2,424,097	2,442,524	2,419,200
Add: dilutive effects of assumed exercises of stock options	12,608	7,601	13,342	3,837

Average shares and dilutive potential common shares	2,455,526	2,431,698	2,455,866	2,423,037

Dilutive earnings per share	$0.03	$0.20	$0.28	$0.41

Options to purchase 120,662 shares of the Company’s common stock at a weighted-average exercise price of $10.30 per share were outstanding and considered dilutive for the three and six months ended June 30, 2012. There were no options considered antidilutive for the three and six month periods ending June 30, 2012 and 2011.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(4) SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
U.S. Government sponsored entities	$17,992	$82	$—	$18,074
Municipal—taxable	5,141	512	—	5,653
Municipal—tax exempt	500	—	(4)	496
Residential mortgage-backed, GSE	1,700	84	—	1,784
Residential mortgage-backed, private label	514	4	—	518
Ultra Short mortgage mutual fund	1,414	72	—	1,486

Total	$27,261	$754	$(4)	$28,011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
U.S. Government sponsored entities	$19,989	$29	$(25)	$19,993
Municipal—taxable	5,146	327	—	5,473
Residential mortgage-backed, GSE	2,032	93	—	2,125
Residential mortgage-backed, private label	623	8	—	631
Ultra Short mortgage mutual fund	1,414	70	—	1,484

Total	$29,204	$527	$(25)	$29,706

The Company’s mortgage-backed securities are primarily issued by government sponsored enterprises (“GSEs”) such as Fannie Mae and Ginnie Mae as denoted in the table above as GSE. At June 30, 2012 and December 31, 2011, the Company had only one private label mortgage-backed security.

There were no sales of available for sales securities for the three and six months ended June 30, 2012 and 2011, respectively.

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity and securities with no maturity date are shown separately.

	June 30, 2012
	Amortized Cost	Estimated Fair Value
Due from one to five years	$—	$—
Due from five to ten years	12,501	12,612
Due after ten years	11,132	11,611
Mutual fund	1,414	1,486
Residential mortgage-backed	2,214	2,302

Total	$27,261	$28,011

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Carrying amounts of securities pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances as of June 30, 2012 and December 31, 2011 were $6,787 and $6,786, respectively. At June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

The following table shows securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2012
Municipal—tax exempt	$496	$(4)	$—	$—	$496	$(4)

Total temporarily impaired	$496	$(4)	$—	$—	$496	$(4)

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011
U.S. Government sponsored entities	$7,970	$(25)	$—	$—	$7,970	$(25)

Total temporarily impaired	$7,970	$(25)	$—	$—	$7,970	$(25)

There was one tax exempt municipal security with an unrealized loss at June 30, 2012. None of the unrealized loss for this security has been recognized into net income for the three and six months ended June 30, 2012 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

(5) LOANS

Loans at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Real estate loans:
One- to four-family	$76,219	$78,869
Multi-family	5,076	5,184
Commercial real estate	62,338	63,336
Construction	2,927	1,667

Total real estate loans	146,560	149,056
Commercial loans	7,467	7,221
Consumer loans:
Home equity loans and lines of credit	5,147	5,286
Other consumer loans	3,611	4,097

Total loans	162,785	165,660

Net deferred loan fees	(302)	(337)
Allowance for loan losses	(1,509)	(1,108)

Loans, net	$160,974	$164,215

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 and the balances of the allowance for loan losses and recorded investment in loans based on impairment method at June 30, 2012, 2011 and December 31, 2011. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real estate
Six months ended June 30, 2012	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$540	$10	$413	$2	$18	$125	$1,108
Charge-offs	(330)	—	(186)	—	(98)	—	(614)
Recoveries	8	—	—	—	—	2	10
Provisions	98	59	634	37	177	—	1,005

Ending balance	$316	$69	$861	$39	$97	$127	$1,509

Ending allowance attributed to loans:
Individually evaluated for impairment	—	—	—	—	—	—	—
Collectively evaluated for impairment	316	69	861	39	97	127	1,509

Total ending allowance balance:	$316	$69	$861	$39	$97	$127	$1,509

Loans:
Loans individually evaluated for impairment:	988	—	1,610	—	—	122	2,720
Loans collectively evaluated for impairment:	75,231	5,076	60,728	2,927	7,467	8,636	160,065

Total ending loans balance	$76,219	$5,076	$62,338	$2,927	$7,467	$8,758	$162,785

	Real estate
Three months ended June 30, 2012	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$623	$10	$366	$1	$116	$120	$1,236
Charge-offs	(330)	—	(186)	—	(98)	—	(614)
Recoveries	8	—	—	—	—	2	10
Provisions	15	59	681	38	79	5	877

Ending balance	$316	$69	$861	$39	$97	$127	$1,509

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Real estate
Six months ended June 30, 2011	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$332	$9	$356	$9	$47	$101	$854
Charge-offs	(2)	—	(47)	—	—	—	(49)
Recoveries	—	—	—	—	—	5	5
Provisions	118	1	81	(4)	—	3	199

Ending balance	$448	$10	$390	$5	$47	$109	$1,009

Ending allowance attributed to loans:
Individually evaluated for impairment	100	—	85	—	25	—	210
Collectively evaluted for impairment	348	10	305	5	22	109	799

Total ending allowance balance:	$448	$10	$390	$5	$47	$109	$1,009

Loans:
Loans individually evaluated for impairment:	2,384	1,939	3,409	—	108	123	7,963
Loans collectively evaluated for impairment:	81,019	3,354	59,659	5,174	7,463	10,552	167,221

Total ending loans balance	$83,403	$5,293	$63,068	$5,174	$7,571	$10,675	$175,184

	Real estate
Three months ended June 30, 2011	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$391	$10	$340	$5	$47	$105	$898
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	4	4
Provisions	57	—	50	—	—	—	107

Ending balance	$448	$10	$390	$5	$47	$109	$1,009

	Real estate
December 31, 2011	One-to- Four Family	Multi-family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Ending allowance attributed to loans:
Individually evaluated for impairment	$240	$—	$110	$—	$—	$—	$350
Collectively evaluted for impairment	300	10	303	2	18	125	758

Total ending allowance balance:	$540	$10	$413	$2	$18	$125	$1,108

Loans:
Loans individually evaluated for impairment:	$2,582	$1,910	$1,712	$—	$99	$122	$6,425
Loans collectively evaluated for impairment:	76,287	3,274	61,624	1,667	7,122	9,261	159,235

Total ending loans balance	$78,869	$5,184	$63,336	$1,667	$7,221	$9,383	$165,660

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present loans individually evaluated for impairment by portfolio class at June 30, 2012 and December 31, 2011 and the respective average balances of impaired loans and interest income recognized for the three and six months ended June 30, 2012 and 2011:

	June 30, 2012			December 31, 2011
	Unpaid principal balance	Recorded investment	Related allowance	Unpaid principal balance	Recorded investment	Related allowance
With no recorded allowance:
Real estate loans:
One- to four-family	$1,228	$988	$—	$1,367	$1,367	$—
Multi-family	—	—	—	1,910	1,910	—
Commercial	1,738	1,610	—	1,515	1,515	—
Construction	—	—	—	—	—	—

Total real estate loans	2,966	2,598	—	4,792	4,792	—
Commercial	—	—	—	99	99	—
Consumer:
Home equity loans and lines of credit	122	122	—	122	122	—
Other consumer loans	—	—	—	—	—	—

Total	3,088	2,720	—	5,013	5,013	—

With recorded allowance:
Real estate loans:
One- to four-family	$—	$—	$—	$1,215	$1,215	$240
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	197	197	110
Construction	—	—	—	—	—	—

Total real estate loans	—	—	—	1,412	1,412	350
Commercial	—	—	—	—	—	—
Consumer:
Home equity loans and lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—

Total	$—	$—	$—	$1,412	$1,412	$350

Totals:
Real estate	$2,966	$2,598	$—	$6,204	$6,204	$350
Commercial and Consumer	122	122	—	221	221	—

Total	$3,088	$2,720	$—	$6,425	$6,425	$350

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

	Six months ended June 30, 2012		Three months ended June 30, 2012		Six months ended June 30, 2011		Three months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$1,178	$53	$1,202	$47	$1,837	$34	$1,638	$15
Multi-family	955	—	951	—	1,971	71	1,976	34
Commercial	1,563	76	1,638	47	3,577	150	3,826	102
Construction	—	—	—	—	—	—	—	—

Total real estate loans	3,696	129	3,791	94	7,385	255	7,440	151
Commercial	50	—	—	—	57	—	58	—
Consumer:
Home equity loans and lines of credit	122	3	122	1	149	3	153	2
Other consumer loans	—	—	—	—	—	—	—	—

Total	$3,868	$132	$3,913	$95	$7,591	$258	$7,651	$153

With recorded allowance:
Real estate loans:
One- to four-family	$608	$—	$620	$—	$683	$22	$854	$9
Multi-family	—	—	—	—	—	—	—	—
Commercial	99	—	99	—	200	1	162	—
Construction	—	—	—	—	—	—	—	—

Total real estate loans	707	—	719	—	883	23	1,016	9
Commercial	—	—	49	—	52	—	51	—
Consumer:
Home equity loans and lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—

Total	$707	$—	$768	$—	$935	$23	$1,067	$9

Totals:
Real estate	$4,401	$129	$4,401	$94	$8,268	$278	$8,456	$160
Commercial and Consumer	172	3	172	1	258	3	262	2

Total	$4,573	$132	$4,573	$95	$8,526	$281	$8,718	$162

Interest income recognized was equal to cash collected during the three and six months ended June 30, 2012 and June 30, 2011.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the aging of the recorded investment in past due loans at June 30, 2012 and December 31, 2011 by portfolio class of loans:

							Accruing
	30-59	60-89	90 Days				loans
	Days	Days	or More	Total		Total	past due 90
June 30, 2012	Past Due	Past Due	Past Due	Past Due	Current	Loans	days or more
Real estate loans:
One- to four-family	$144	$607	$149	$900	$75,319	$76,219	$48
Multi-family	—	—	—	—	5,076	5,076	—
Commercial	280	458	212	950	61,388	62,338	—
Construction	—	—	—	—	2,927	2,927	—

Total real estate loans	424	1,065	361	1,850	144,710	146,560	48
Commercial loans	—	25	—	25	7,442	7,467	—
Consumer loans:
Home equity loans and lines of credit	35	—	—	35	5,112	5,147	—
Other consumer loans	61	15	5	81	3,530	3,611	—

Total	$520	$1,105	$366	$1,991	$160,794	$162,785	$48

							Accruing
	30-59	60-89	90 Days				loans
	Days	Days	or More	Total		Total	past due 90
December 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Loans	days or more
Real estate loans:
One- to four-family	$2,157	$130	$122	$2,409	$76,460	$78,869	$—
Multi-family	—	—	—	—	5,184	5,184	—
Commercial	32	—	—	32	63,304	63,336	—
Construction	—	—	—	—	1,667	1,667	—

Total real estate loans	2,189	130	122	2,441	146,615	149,056	—
Commercial loans	150	25	—	175	7,046	7,221	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	5,286	5,286	—
Other consumer loans	84	2	—	86	4,011	4,097	—

Total	$2,423	$157	$122	$2,702	$162,958	$165,660	$—

Nonaccrual loans at June 30, 2012 and December 31, 2011 were $3,635 and $1,572, respectively. Nonaccrual loans consisted of $1,589 of one-to four-family, $1,884 of commercial real estate, $157 of commercial, and $5 of consumer loans at June 30, 2012. Nonaccrual loans at December 31, 2011 consisted of one-to four-family loans. Non-performing loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Troubled Debt Restructurings:

Troubled debt restructurings at June 30, 2012 and December 31, 2011 were $2,508 and $3,033, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings at June 30, 2012 and December 31, 2011 was $0 and $260, respectively. The decrease in the impairment was the result of charge-offs and partial charge-offs of these troubled loans. The Company has committed to lend no additional amounts at June 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. There were no loans modified as troubled debt restructurings during the three and six months ended June 30, 2012.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

There was one residential real estate loan with a recorded investment of $122 that was modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2012. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms. The troubled debt restructuring that subsequently defaulted as described above did not increase the allowance for loans losses or result in any charge off during the three and six months ended June 30, 2012.

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

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

At June 30, 2012 and December 31, 2011 and based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

	Real estate
	One-to-four
	Family		Multi-family		Commercial		Construction
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$73,187	$74,761	$4,495	$3,274	$54,933	$54,291	$2,927	$1,667
Special mention	264	1,041	—	—	2,463	7,223	—	—
Substandard	2,768	3,067	581	1,910	4,942	1,822	—	—
Doubtful	—	—	—	—	—	—	—	—

Total	$76,219	$78,869	$5,076	$5,184	$62,338	$63,336	$2,927	$1,667

	Commercial		Home Equity Loans and Lines of Credit		Other Consumer Loans		Totals
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$6,802	$7,122	$4,990	$5,164	$3,576	$4,066	$150,910	$150,345
Special mention	—	—	—	—	—	25	2,727	8,289
Substandard	665	99	157	122	35	6	9,148	7,026
Doubtful	—	—	—	—	—	—	—	—

Total	$7,467	$7,221	$5,147	$5,286	$3,611	$4,097	$162,785	$165,660

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

For appraisals where the value is $250 or above for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 10% should be applied to properties with appraisals performed within 12 months.

The tables below present the balances of assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the hierarchy as of June 30, 2012 and December 31, 2011:

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
	June 30, 2012	June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2011	December 31, 2011
Financial assets:
U.S. Government sponsored entities	$—	$18,074	$—	$—	$19,993	$—
Municipal—taxable	—	1,988	3,665	—	1,914	3,559
Municipal—tax exempt	—	496	—	—	—	—
Residential mortgage-backed, GSE	—	1,784	—	—	2,125	—
Residential mortgage-backed, private label	—	518	—	—	631	—
Ultra Short mortgage mutual fund	1,486	—	—	1,484	—	—

Total investment securities available for sale	$1,486	$22,860	$3,665	$1,484	$24,663	$3,559

There were no significant transfers between Level 1 and Level 2 during 2012 or 2011.

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012:

Municipals—Taxable
2012
Balance of recurring level 3 assets at January 1	$3,559
Unrealized gain	40
Balance at March 31	3599

Transfers into Level 3	—
Unrealized gain	66

Balance of recurring Level 3 assets at June 30	$3,665

There were no municipal securities that were considered level 3 for the six months ended June 30, 2011.

Our state and municipal securities valuations are supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As these securities are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs. The significant unobservable inputs used in the fair value measurement of the Company’s taxable municipal securities are discount rates and credit spreads that the market would require for taxable municipal securities with similar maturities and risk characteristics. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement.

Assets and Liabilities Measured on a Non-Recurring Basis

Level 3 assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	(Level 3)
	June 30, 2012	December 31, 2011
Assets:
Impaired loans, with specific allocations
Real estate loans:
One-to four-family	$811	$975
Commercial	86	87

Total loans	$897	$1,062

Foreclosed real estate:
One-to four-family	$160	$1,025
Commercial	371	516

Total foreclosed real estate	$531	$1,541

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had carrying amounts of $897 and $1,062, which consists of the unpaid principal balances of $1,265 and $1,412 less partial charge-offs of $368 at June 30, 2012 and less valuation allowance of $350 at December 31, 2011. The impact to the provision to loan losses from the changes in the valuation allowances were $0 and $127 for the three and six months ended June 30, 2012 and $230 for the year ended December 31, 2011.

Foreclosed real estate, which is measured at fair value less costs to sell, had a net carrying amount of $531 and $1,541 at June 30, 2012 and December 31, 2011, respectively. The net carrying amount consists of the outstanding balance net of a valuation allowance. The outstanding balance and valuation allowance of other real estate owned at June 30, 2012 and December 31, 2011 were $854 and $1,963, and $323 and $422, respectively. The resulting write-downs for the three and six months ended June 30, 2012 were $0 and $75, respectively, and $212 for the year ended December 31, 2011

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

Loans held for sale, which are carried at the lower of cost or fair value, had fair values that approximated costs at June 30, 2012 and December 31, 2011 and were therefore carried at cost with no fair value valuation allowance at both period ends.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Level 3 Quantitative Information at June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Inputs(s)	Range (Weighted Average)
Assets:
Impaired loans, with specific allocations
Real estate loans:
			Adjustment for
			differences
		Sales comparison	between the	10	% to
One-to four-family	$811	approach	comparable sales	16	%(13%)
			adjustment for
			differences
		Sales comparison	between the	0	% to
Commercial	86	approach	comparable sales	20	%(10%)

Total loans	$897

Foreclosed real estate:
			Management
			adjustment for
		Sales comparison	differences	0	% to
One-to four-family	$160	approach	between the	20	%(10%)
			Adjustment for
			differences
		Sales comparison	between the	0	% to
Commercial	371	approach	comparable sales	20	%(10%)

Total foreclosed real estate	$531

CULLMAN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except share and per share data)

The following tables present the carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2012 and December 31, 2011:

		June 30, 2012
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Cash and cash equivalents	$8,213	$8,213	$—	$—	$8,213
Securities available for sale	28,011	1,486	22,860	3,665	28,011
Loans, net	160,974	—	—	173,848	173,848
Loans held for sale	312	—	312	—	312
Accrued interest receivable	1,019	2	148	869	1,019
Restricted equity securities	2,265	N/A	N/A	N/A	N/A

Financial liabilities
Deposits	132,778	57,161	75,616	—	132,777
Federal Home Loan Bank Advances	42,000	—	46,413	—	46,413
Long-term debt	787	—	787	—	787
Accrued interest payable	225	3	222	—	225

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$9,476	$9,476
Securities available for sale	29,706	29,706
Loans, net	164,215	173,842
Loans held for sale	441	441
Accrued interest receivable	1,056	1,056
Restricted equity securities	2,410	N/A
Financial liabilities
Deposits	138,147	139,464
Federal Home Loan Bank Advances	42,000	46,297
Long-term debt	787	787
Accrued interest payable	223	223

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

On January 18, 2011, the compensation committee of the board of directors approved the issuance of 123,124 options to purchase Company stock and 49,249 shares of restricted stock. Stock options and restricted stock vest ratably over a five year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At June 30, 2012 there were no shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2012	123,124	$10.30
Granted	—	—
Exercised	(2,462)	10.30
Forfeited	—	—
Outstanding—June 30, 2012	120,662	$10.30	8.50	$356	(1)

Fully vested and exercisable at June 30, 2012	22,162	$—	—	$—

Expected to vest in future periods	98,500

Fully vested and expected to vest—June 30, 2012	120,662	$10.30	8.50	$356	(1)

Intrinsic value of options exercised	$7.00

Cash received from options exercised	$25.00

(1)	Based on closing price of $13.25 per share on June 30, 2012.

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

There were 24,624 options that vested during the six months ended June 30, 2012. Stock-based compensation expense for stock options for the three and six months ended June 30, 2012 and 2011 was $5 and $5, and $10 and $10, respectively. Total unrecognized compensation cost related to nonvested stock options was $58 at June 30, 2012 and is expected to be recognized over a weighted-average period of 3.5 years.

The following table summarizes non-vested restricted stock activity for the six months ended June 30, 2012:

2012
Balance—beginning of year	49,249
Granted	—
Forfeited	—
Earned and issued	(9,849)

Balance—end of period	39,400

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock on the grant date was $507. Stock-based compensation expense for restricted stock included in non-interest expense for the three and six months ended June 30, 2012 and 2011 was $25 and $25, and $50 and $50, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $355 at June 30, 2012 and is expected to be recognized over 3.5 years.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Our total assets decreased to $218.2 million at June 30, 2012 from $223.0 million at December 31, 2011. The decrease was primarily attributable to decreases in loans of $3.2 million, or 2.0%, securities available for sale of $1.7 million, or 5.7%, and a decrease in cash and cash equivalents of $1.3 million, or 13.3%. These decreases were partially offset by an increase in our investment of bank owned life insurance of $2.1 million. The decrease in total assets is reflective of an overall decrease in total deposits of $5.4 million, or 4.0%.

Total equity increased to $40.9 million at June 30, 2012 from $40.4 million at December 31, 2011. The net increase of $527,000, or 1.3%, was primarily attributable to net income of $697,000, partially offset by $410,000 of dividends paid during the six months ended June 30, 2012.

Non-Performing Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Non-Accrual:
Real estate loans:
One- to four-family	$1,589	$1,572
Multi-family	—	—
Commercial real estate	1,884	—
Construction	—	—

Total real estate loans	3,473	1,572
Commercial loans	157	—
Consumer loans	5	—

Total nonaccrual loans	$3,635	$1,572

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	48	—
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—

Total real estate loans	48	—
Commercial loans	—	—
Consumer loans	—	—

Total accruing loans past due 90 days or more	48	—

Total of nonaccrual and 90 days or more past due loans	$3,683	$1,572

Foreclosed real estate
One- to four-family	$160	$1,025
Commercial	371	516
Other nonperforming assets	—	—

Total nonperforming assets	4,214	3,113

Troubled debt restructurings, accruing	206	2,008

Troubled debt restructurings and total nonperforming assets	$4,420	$5,121

Total nonperforming loans to gross loans	2.26%	0.95%
Total nonperforming assets to total assets	1.93%	1.40%
Total nonperforming assets and troubled debt restructurings to total assets	2.03%	2.30%

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

	For The Three Months Ended June 30,
	2012				2011
	Average		Interest and	Yield	Average		Interest and	Yield
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$163,032		$2,539	6.25%	$175,150		$2,715	6.22%
Securities available for sale	31,832		232	2.92	23,118		222	3.85
Other interest-earning assets	5,990		10	0.67	10,524		8	0.30

Total interest-earning assets	200,854		2,781	5.55	208,792		2,945	5.66
Noninterest earning assets	19,120				18,208

Total average assets	$219,974				$227,000

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$27,865		13	0.19	$25,551		31	0.49
Regular savings and other deposits	16,895		10	0.24	16,862		21	0.49
Money market deposits	7,097		4	0.23	7,702		11	0.57
Certificates of deposit	75,370		236	1.26	80,834		359	1.78

Total interest-bearing deposits	127,227		263	0.83	130,949		422	1.29
FHLB advances and other borrowings	42,832		369	3.46	47,815		429	3.60

Total interest-bearing liabilities	170,059		632	1.49	178,764		851	1.91
Noninterest-bearing demand deposits	6,959				7,563
Other noninterest-bearing liabilities	1,685				1,394

Total liabilities	178,703				187,721
Equity	41,271				39,279

Total liabilities and equity	219,974				227,000

Net interest income			$2,149				$2,094

Interest rate spread				4.06%				3.75%
Net interest margin				4.29%				4.02%
Average interest-earning assets to average interest-bearing liabilities	1.18	X			1.17	X

	For The Six Months Ended June 30,
	2012				2011
	Average		Interest and	Yield	Average		Interest and	Yield
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$163,813		$5,171	6.33%	$176,127		$5,484	6.28%
Securities available for sale	31,074		468	3.02	23,293		449	3.89
Other interest-earning assets	8,297		21	0.51	7,494		14	0.38

Total interest-earning assets	203,184		5,660	5.59	206,914		5,947	5.80
Noninterest earning assets	18,375				18,351

Total average assets	$221,559				$225,265

Liabilities and equity:
Interest-bearing liabilities:
NOW and demand deposits	$27,415		26	0.19	$24,855		65	0.52
Regular savings and other deposits	16,877		20	0.24	16,794		44	0.53
Money market deposits	7,371		9	0.24	7,896		24	0.60
Certificates of deposit	76,039		494	1.30	80,513		730	1.83

Total interest-bearing deposits	127,702		549	0.86	130,058		863	1.34
FHLB advances and other borrowings	42,832		737	3.45	47,815		853	3.60

Total interest-bearing liabilities	170,534		1,286	1.51	177,873		1,716	1.95
Noninterest-bearing demand deposits	8,343				7,023
Other noninterest-bearing liabilities	1,582				1,333

Total liabilities	180,459				186,229
Equity	41,100				39,036

Total liabilities and equity	$221,559				$225,265

Net interest income			$4,374				$4,231

Interest rate spread				4.07%				3.85%
Net interest margin				4.32%				4.12%
Average interest-earning assets to average interest-bearing liabilities	1.19	X			1.16	X

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. We recorded net income of $76,000 for the three months ended June 30, 2012 compared to net income of $490,000 for the three months ended June 30, 2011. The decrease in net income was attributable to an increase in our provision for loan losses of $770,000, or 720.0%, which was partially offset by an increase in net interest income of $55,000, or 2.6%, resulting in an overall decrease in net interest income after the provision for loan losses of $715,000, or 36.0%.

Interest Income. Interest income decreased by $164,000 for the three months ended June 30, 2012 from $2.9 million for the three months ended June 30, 2011, reflecting a decrease in the yield on interest earning assets to 5.6% from 5.7% and a decrease in the average balance of interest earning assets to $200.9 million for the three months ended June 30, 2012 compared to $208.8 million for the three months ended June 30, 2011. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets and the decrease in the average balance of interest earning assets primarily resulted from a decrease in loan demand from the three months ended June 30, 2011.

Interest income on loans decreased by $176,000 for the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011, reflecting a decrease in the average balance of our loans to $163.0 million for the three months ended June 30, 2012 from $175.2 million for the three months ended June 30, 2011, which offset the slight increase in the average yield on loans to 6.3% from 6.2% for the same periods ended. The decrease in the average balances of our loans reflects the continued decline in market demand.

Interest income on investment securities increased slightly to $232,000 for the three months ended June 30, 2012 from $222,000 for the three months ended June 30, 2011. The decrease in the yield on securities to 2.9% for the three months ended June 30, 2012 from 3.9% for the three months ended June 30, 2011 was more than offset by the increase in the average balance of securities of $8.7 million for the period.

Interest Expense. Interest expense decreased $219,000, or 25.7%, to $632,000 for the three months ended June 30, 2012 from $851,000 for the three months ended June 30, 2011. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 1.5% in for the three months ended June 30, 2012 from 1.9% for the three months ended June 30, 2011 and a decrease in the average balances of interest-bearing deposits and borrowings of $8.7 million for the period.

Interest expense on certificates of deposit decreased to $236,000 for the three months ended June 30, 2012 from $359,000 for the three months ended June 30, 2011, reflecting a decrease in the average cost of certificates of deposit to 1.3% for the three months ended June 30, 2012 compared with 1.8% for the three months ended June 30, 2011 and a decrease in their average balances of $5.5 million for the period.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $27,000 for the three months ended June 30, 2012 from $63,000 for the three months ended June 30, 2011, reflecting a decrease in the average cost of such deposits to 0.21% for the three months ended June 30, 2012 from 0.50% for the three months ended June 30, 2011, which offset the increase in the average balance of such deposits of $1.7 million for the three months ended June 30, 2012.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $369,000 for the three months ended June 30, 2012 from $429,000 for the three months ended June 30, 2011, reflecting a decrease in the average rate paid on such borrowings to 3.5% from 3.6%.

Net Interest Income. Net interest increased slightly for the three months ended June 30, 2012 as compared to the same period in 2011, reflecting the increase in our interest rate spread to 4.1% for the three months ended June 30, 2012 from 3.8% for the three months ended June 30, 2011 and an increase in our net interest margin to 4.3% from 4.0% for the same periods ended.

Provision for Loan Losses. We recorded a provision for loan losses of $877,000 for the three months ended June 30, 2012 compared to $107,000 for the three months ended June 30, 2011. The allowance for loan losses was $1.5 million, or 0.93%, of total loans at June 30, 2012 compared to $1.1 million, or 0.67% of total loans at December 31, 2011. The increase in our provision reflected net charge offs for the three months ended June 30, 2012 of $604,000. We had $2.5 million in troubled debt restructurings at June 30, 2012 compared with $3.0 million at December 31, 2011. Our non-accrual loans increased to $3.6 million at June 30, 2012 from $1.6 million at December 31, 2011. The increase in the provision was partially due to an increase in substandard commercial real estate loans and the associated credit risk related to these loans. We used the same methodology in assessing the allowance for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2012 and 2011.

Noninterest Income. Noninterest income increased to $200,000 for the three months ended June 30, 2012 from $184,000 for the three months ended June 30, 2011. The increase in noninterest income was due to an increase in service charges on deposit accounts of $9,000, an increase in income from bank owned life insurance of $18,000, and an increase in other noninterest income of $6,000.

Noninterest Expense. Noninterest expense decreased only slightly by $9,000 for the three months ended June 30, 2012 over the three months ended June 30, 2011. The increase reflected increases of salaries and employee benefits of $34,000, occupancy and equipment expenses of $19,000 and advertising of $11,000. These increases were offset partially by decreases in FDIC deposit insurance of $12,000 and a decrease in losses on sales of foreclosed real estate of $99,000.

Income Tax Expense. The provision for income taxes was $7,000 for the three months ended June 30, 2012 compared to $283,000 for the three months ended June 30, 2011. Our effective tax rate decreased to 8.43% for three months ended June 30, 2012 from 36.6% for the three months ended June 30, 2011. The significant decline in net income before taxes with the same or increasing levels of tax exempt income was the primary factor for the decline in the effective tax rate for the three months ended June 30, 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General. We recorded net income of $697,000 for the six months ended June 30, 2012 compared to net income of $1.0 million for the six months ended June 30, 2011. The decrease in net income was attributable to a modest increase in net interest income of $143,000, or 3.4%, which was more than offset by an increase in our provision for loan losses of $806,000, resulting in a decrease in net interest income after the provision for loan losses of $663,000 or 16.4%.

Interest Income. Interest income decreased by $287,000 for the six months ended June 30, 2012 from $5.9 million for the six months ended June 30, 2011, reflecting a decrease in the yield on interest earning assets to 5.6% from 5.8% and a decrease in the average balance of interest earning assets to $203.2 million for the six months ended June 30, 2012 compared to $206.9 million for the six months ended June 30, 2011. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates for new assets and the decrease in the average balance of interest earning assets primarily resulted from a decrease in loan demand from the six months ended June 30, 2011.

Interest income on loans decreased by $313,000 for the six months ended June 30, 2012 from $5.5 million for the six months ended June 30, 2011, primarily reflecting a decrease in the average balance of our loans to $163.8 million for the six months ended June 30, 2012 from $176.1 million for the six months ended June 30, 2011. The decrease in the average balances of our loans reflects the continued decline in market demand.

Interest income on investment securities increased slightly to $468,000 for the six months ended June 30, 2012 from $449,000 for the six months ended June 30, 2011. The decrease in the yield on securities to 3.0% for the six months ended June 30, 2012 from 3.9% for the six months ended June 30, 2011 was more than offset by the increase in the average balance of securities of $7.8 million for the period.

Interest Expense. Interest expense decreased $430,000, or 25.1%, to $1.3 million for the six months ended June 30, 2012 from $1.7 million for the six months ended June 30, 2011. The decrease reflected a decrease in the average rate paid on deposits and borrowings to 1.5% in for the six months ended June 30, 2012 from 2.0% for the six months ended June 30, 2011 and a decrease in the average balances of interest-bearing deposits and borrowings of $7.4 million for the period.

Interest expense on certificates of deposit decreased to $494,000 for the six months ended June 30, 2012 from $730,000 for the six months ended June 30, 2011, reflecting a decrease in the average cost of certificates of deposit to 1.3% for the six months ended June 30, 2012 compared with 1.8% for the six months ended June 30, 2011 and a decrease in their average balances of $4.5 million for the period.

Interest expense on NOW and demand deposits, along with savings deposits and money market deposits decreased to $55,000 for the six months ended June 30, 2012 from $133,000 for the six months ended June 30, 2011, reflecting a decrease of $2.1 million in the average balance of such deposits as well as a decrease in the average cost of such deposits to 0.21% from 0.54%.

Interest expense on borrowings, primarily advances from the Federal Home Loan Bank, decreased to $737,000 for the six months ended June 30, 2012 from $853,000 for the six months ended June 30, 2011, reflecting a decrease in the average rate paid on such borrowings to 3.5% from 3.6%.

Net Interest Income. Net interest income increased to $4.4 million for the six months ended June 30, 2012 from $4.2 million for the six months ended June 30, 2011. The increase reflected an increase in our interest rate spread to 4.1% for the six months ended June 30, 2012 from 3.9% for the six months ended June 30, 2011 and an increase in our net interest margin to 4.3% from 4.1% for the same periods ended.

Provision for Loan Losses. We recorded a provision for loan losses of $1.0 million for the six months ended June 30, 2012 compared to $199,000 for the six months ended June 30, 2011. The allowance for loan losses was $1.5 million, or 0.93%, of total loans at June 30, 2012 compared to $1.1 million, or 0.67% of total loans at December 31, 2011. The increase in our provision reflected net charge offs for the six months ended June 30, 2012 of $604,000. We had $2.5 million in troubled debt restructurings at June 30, 2012 compared with $3.0 million at December 31, 2011. Our non-accrual loans increased to $3.6 million at June 30, 2012 from $1.5 million at December 31, 2011. We used the same methodology in assessing the allowance for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2012 and 2011.

Noninterest Income. Noninterest income increased to $425,000 for the six months ended June 30, 2012 from $382,000 for the six months ended June 30, 2011. The increase in noninterest income was due to an increase in service charges on deposit accounts of $21,000, an increase in income from bank owned life insurance of $17,000, and an increase in gains on sales of mortgage loans of $15,000, offset partially by a decrease in other noninterest income of $10,000.

Noninterest Expense. Noninterest expense decreased by $73,000 for the six months ended June 30, 2012 over the six months ended June 30, 2011. The decrease reflected a decrease in professional and supervisory fees of $78,000, a decrease in FDIC deposit insurance of $12,000 and a decrease in losses on foreclosed real estate of $113,000. These decreases were offset partially by increases in salaries and employee benefits of $62,000 and occupancy and equipment expense of $21,000.

Income Tax Expense. The provision for income taxes was $357,000 for the six months ended June 30, 2012 compared to $586,000 for the six months ended June 30, 2011. Our effective tax rate decreased to 33.9% for six months ended June 30, 2012 from 36.3% for the six months ended June 30, 2011.

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored agencies and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Atlanta. At June 30, 2012, we had $42.0 million in advances from the Federal Home Loan Bank of Atlanta and an available borrowing limit of an additional $44.6 million.

Common Stock Dividend Policy. During the six months ended, the Company declared a dividend of $0.16 per share, or $410,000 on all outstanding shares. The determination of future dividends on the Company’s common stock will depend on conditions existing at that time.

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

ITEM 1A.	RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of common stock during the three months ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullman Bancorp, Inc.

Date: August 8, 2012

/s/ John A. Riley III
John A. Riley III
President & Chief Executive Officer

/s/ Michael Duke
Michael Duke
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of John A. Riley III, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Michael Duke, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of John A. Riley III, President and Chief Executive Officer, and Michael Duke, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Cullman Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Consolidated Statements of Shareholders Equity, and (v) Notes to the Consolidated Financial Statements.